Form 10-Q
period 1994-12-31
FIRST MUTUAL INC
filed 1995-10-20
CIK 69280

SECURITIES AND  EXCHANGE COMMISSION

WASHINGTON , D.C. 20549



FORM 10 Q



Quarterly Report Under Section 13 or 15 (d) of  the

Securities Exchange Act  Of  1934



For  Quarter  Ended     December  31, 1994     Commission File
Number 0-4328



FIRST  MUTUAL , INC.

(formerly  MUTUAL ENTERPRISES, INC.)



STATE OF INCORPORATION:     DELAWARE

IRS  EMPLOYER  IDENTIFICATION NUMBER:  04-2434444





120 BOLYSTON STREET

BOSTON, MA 02116

TELEPHONE :  (617) 426 - 4020





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes _____    No     X__





As of     December  31, 1994     there were 910,209 shares of
common stock (par value $.10 per share) of the Company issued including 63,951 shares in the treasury of the Company.
































Part I. Financial Information

Item I. Condensed Consolidated Financial Statements



First Mutual, Inc.

Consolidated Balance Sheets

(unaudited)




ASSETS                       December 31,         September 30,


   1994                                 1993


Current assets:

   Cash                                 $85,691            $73,908

   Accounts receivable                       101,425            131,189

   Prepaid expenses                             9,730                    0

                                  ----------               ----------

     Total current assets               196,846            205,097



Property and equipment:

   Furniture, fixtures &

     equipment                                 76,846                  76,846

   Leasehold improvements                      31,660                  31,660

                                  ----------               ----------

     Total property and equipment            108,506            108,506



   Less accumulated depreciation                   (108,506)
                  (108,506)

                                  ----------              -----------

Net property and equipment                        0                       0

                                  ----------               ----------

Other assets                              17,208                  17,208

                                  ----------               ----------

     Total assets                       $214,054                $222,305

                                       ======                    ======







See accompanying notes to consolidated financial statements













First Mutual, Inc.

Consolidated Balance Sheets

(unaudited)



LIABILITIES AND STOCKHOLDERS'     December 31,        September 30,

     EQUITY                           1994              1993





Current liabilities:

   Current portion of long-term debt         $30,000       $30,000

   Demand loans from officer            150,000       150,000

   Accounts payable and

      accrued expenses                  448,321       452,684

   Accrued payroll and

      payroll taxes                     104,346         76,600


-------------                -------------

      Total current liabilities              732,667       709,284



   Demand loans from officer            140,017       274,613

   Long-term debt, net of

      current portion                   554,249       565,801

                                 ------------         ----------

      Total liabilities                     1,426,933         1,549,698

                                 ------------         ----------

Net capital deficiency:

   Common stock, $.10 par value

       per share authorized 2,000,000

       shares issued 910,209, outstanding

       846,248                                91,021         91,021



   Additional paid-in capital                   3,644,837
3,644,837

   Accumulated deficit                    (4,912,283)         (5,026,797)

   Treasury stock, 63,951 shares

      of common stock at cost                (36,454)       (36,454)

                             -----------         ------------

      Total net capital deficiency             (1,212,879)
(1,327,393)

                             -----------         ------------

      Total liabilities and stockholders'

         equity                             $214,054            $222,305

                             =======             =======

See accompanying notes to consolidated financial statements









First Mutual, Inc.

Statement of Income

(unaudited)


                                   Three months ended

                                        December 31,

                             1994           1993

                             ------              ------


Revenue:

  Health care services                      $787,015                 $810,403



                                       -----------              ------------



    Total revenue                            787,015              810,403

                                       -----------              ------------



 Costs and expenses:

  Cost of health care services                         587,924
757,273

  Selling, general and admin                   67,745
         76,776

                                  ------------             -----------


    Total costs:                                   655,669            834,049





Income from operations                        131,346
(23,646)



Interest expense, net                              (16,832)
(33,182)

                                       -----------              -----------



 Net income/(loss)                                 $114,514
     ($56,828)

                                            ========                ========




Income/(loss) per share              $.14                ($.07)



Weighted average number

  of shares                            846,258        846,258





See accompanying notes to consolidated financial statements





















First Mutual, Inc

Statement of Cash Flows

(unaudited)


                                       Three Months Ended

                                  December 31, 1994   December 31, 1993

                                  -----------------------  ---------------------
--


Cash flows from operating activities:

  Net income                                $114,514           ($56,828)

  Items not affecting cash:

    Depreciation                                        0                3,301

    (Increase) decrease in accounts receivable
29,764               27,634

    (Increase) decrease in prepaid and

      other current assets                           (9,730)
2,146

    Increase (decrease) in  accounts payable

      and accrued expenses                            4,363
66,633

    Increase (decrease) in accrued payroll

      and payroll taxes                             27,746             (6,154)

    (Increase) decrease in other assets                               0

0

                                  ----------------         ------------------

      Net cash provided by operating activities             157,931
      37,002

                                  ----------------
-------------------

Cash flows from financing activties:

  Payment on note payable                        (146,148)             (9,185)

                                  ----------------         ------------------

      Net cash used for financing activities               (146,148)
  (9,185)

                                  -----------------        ------------------

      Net change in cash                            11,783             27,817



      Cash, beginning of period                          73,908
(30,297)

                                  -----------------        -------------------

      Cash, end of period                         $85,691              $2,480

                                  ==========                ============







See accompanying notes to consolidated financial statements












FIRST MUTUAL, INC.





NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)



1.       BASIS OF PRESENTATION



            The accompanying unaudited condensed financial statements have been prepared by First Mutual , Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-K for the fiscal year ended September 30, 1994.
                                       .





             In the opinion of the management the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year.





2.  INCOME (LOSS) PER SHARE



    Earning per share of common stock is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding. For purposes of computing weighted average common stock equivalents outstanding , the warrants outstanding are not included because the effects would have been antidilutive.







3.  INCOME  TAXES





    The Company and its subsidiaries file a consolidated Federal income tax return. The benefits attributable to investment tax credits and net operating losses can be applied to future years. No provision is made for current income taxes due to use of the net operating loss.













ITEM 2.     Management's Discussion and Analysis of Financial
Condition and Results  of

         Operations





Results of Operations:





Consolidated revenues for the quarter ended December 31, 1994 were $787,015 resulting in net income for the quarter of $114,514.



For the quarter ended December 31, 1994, Community Group, Inc. had income from operations of $199,091 before interest expense of $16,832. The Community Group receives funding from the Commonwealth of Massachusetts that along with income from outside workshop contracts, has enabled Community Group to meet its obligations.





ABC Mobile Systems had no activity during the quarter ended
December 31, 1994.





Liquidity and Capital Resources:





The Company had a cash balance of $85,691 and an accounts receivable balance of

$101,425 at December 31, 1994.



Cash flows in the quarter ended December 31, 1994 as in the
fiscal year ended September 30, 1994 were relatively stable.  In prior years the Company experienced a large cash shortfall which was met by:



(1) cash advances to the Company and/or subsidiaries due on demand but presently being amortized on a ten year basis, by David Slater, Chairman of the Company, and his wife Barbara W.
Slater.



(2) restructured bank financing totaling $680,000, payable in 10 years with monthly installments based on a twenty year amortization schedule. David and Barbara Slater personally have guaranteed and collateralized $227,000 of this loan.



In return for David and Barbara Slater's personal guarantee and collateralization of $227,000 of the company's bank loan, the Company has granted each of them a 10 year option on 450,000 shares of its authorized but not issued shares, at $.10 per share. In addition, in return for forgiving $243,743 of debt due from BSDJ, Inc. and BSNJ, Inc. the company has granted David and Barbara Slater each a ten year option on 304,679 shares of its authorized, but not issued shares at $.10 per share. If all these options are ever exercised for all 1,509,358 shares represented thereby, the total shares owned by David Slater and his family will increase from the 455,450 shares representing 53.8% of the currently outstanding shares of the Company to a total of 1,964,808 shares representing 83.4% of what would then be the outstanding shares of the Company.

In view of the above debt repayment requirements the Registrant will generate no surplus cash and/or liquidity.



There are no unused sources of liquidity. Loans from officers and stockholders are demand notes with interest at 2% over prime, the same rate charged the Company on its bank loan.



In the future, management seeks to cut costs in Community Group, Inc., expand to new similar programs and negotiate future increases in rates under state contracts.



ABC Mobile Brake has essentially ceased operations.



BWS Group, Inc. has discontinued all retail operations permanently.



First Mutual, Inc., continues to seek business opportunities it can participate in without capital requirement, utilizing its franchising, management and health services expertise.























































PART   II .    OTHER INFORMATION



See Part II of Form 10 K for the year ended September 30, 1994.
No significant changes have occurred since that report and no reports on Form 8-K were filed during the quarter ended December
31, 1994.

















































































SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







FIRST MUTUAL, INC.

( Formerly Mutual Enterprises, Incorporated)

(Registrant)









DATE: September 15, 1995                         David B. Slater

                                                    Director and Principal

                                       Executive Officer










DATE: September 15, 1995                         Diane M. Fleming

              Clerk
and Director