Form 10-Q
period 1995-03-31
FIRST MUTUAL INC
filed 1995-10-20
CIK 69280

SECURITIES AND  EXCHANGE COMMISSION

WASHINGTON , D.C. 20549



FORM 10 Q



Quarterly Report Under Section 13 or 15 (d) of  the

Securities Exchange Act  Of  1934



For  Quarter  Ended     March  31, 1995     Commission File
Number 0-4328



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

Yes _____    No     X__





As of     March  31, 1995     there were 910,209 shares of
common stock (par value $.10 per share) of the Company issued including 63,951 shares in the treasury of the Company.
































Part I. Financial Information

Item I. Condensed Consolidated Financial Statements



First Mutual, Inc.

Consolidated Balance Sheets

(unaudited)




ASSETS                          March 31,          September 30,

                                   1995                             1994


Current assets:

   Cash                                 $90,965            $73,908

   Accounts receivable                       176,466            131,189

   Prepaid expenses                            21,088                    0

                                  ----------               ----------

     Total current assets               288,519            205,097



Property and equipment:

   Furniture, fixtures &

     equipment                                 76,846                  76,846

   Leasehold improvements                      31,660                  31,660

                                  ----------               ----------

     Total property and equipment            108,506            108,506



   Less accumulated depreciation                   (108,506)
          (108,506)

                                  ----------              -----------

Net property and equipment                        0                       0

                                  ----------               ----------

Other assets                              17,208                  17,208

                                  ----------               ----------

     Total assets                       $305,727                $222,305

                                       ======                    ======







See accompanying notes to consolidated financial statements















First Mutual, Inc.

Consolidated Balance Sheets

(unaudited)



LIABILITIES AND STOCKHOLDERS'     March 31,      September 30,

     EQUITY                          1995                           1994





Current liabilities:

   Current portion of long-term debt         $30,000       $30,000

   Demand loans from officer            150,000       150,000

   Accounts payable and

      accrued expenses                  492,431       452,684

   Accrued payroll and

      payroll taxes                     144,348         76,600


-------------                -------------

      Total current liabilities              816,779       709,284



   Demand loans from officer              71,178      274,613

   Long-term debt, net of

      current portion                   550,730       565,801

                             ------------        ----------

      Total liabilities                     1,438,687         1,549,698

                             ------------        ----------

Net capital deficiency:

   Common stock, $.10 par value

       per share authorized 2,000,000

       shares issued 910,209, outstanding

       846,248                                91,021         91,021



   Additional paid-in capital                   3,644,837
3,644,837

   Accumulated deficit                    (4,832,364)         (5,026,797)

   Treasury stock, 63,951 shares

      of common stock at cost                (36,454)       (36,454)

                             -----------         ------------

      Total net capital deficiency             (1,132,960)
(1,327,393)

                             -----------         ------------

      Total liabilities and stockholders'

         equity                             $305,727            $222,305

                             =======             =======



See accompanying notes to consolidated financial statements







First Mutual, Inc.

Statement of Income

(unaudited)


                        Three months ended       Six months ended

                             March 31,            March 31,

                        1995      1994      1995      1994

                        ------         ------         ------         ------


Revenue:

  Health care services                $865,659        $857,157
$1,652,674     $1,667,560

                             -----------      ------------        -------------
    ------------

    Total revenue                  865,659         857,157
1,652,674       1,667,560

                             -----------      ------------        -------------
    -------------

 Costs and expenses:

  Cost of health care services               688,391
800,962           1,276,315      1,558,235

  Selling, general and admin              76,531
81,206               144,276         157,982

                           ------------      -----------
-------------
  -------------

    Total costs:                        764,922         882,168
1,420,591      1,716,217



Income from operations             100,737          (25,011)
232,083         (48,657)



Interest expense, net                    (20,818)        (35,096)
     (37,650)         (68,278)

                             -----------        -----------     ------------
-----------

 Net income/(loss)                 $79,919        ($60,107)
$194,433       ($116,935)

                             =======       =======          =======     ========



Income/(loss) per share          $.09       ($.07)              $.23
($.14)



Weighted average number

  of shares                       846,258           846,258
846,258  846,258





See accompanying notes to consolidated financial statements





















First Mutual, Inc

Statement of Cash Flows

(unaudited)


                                       Six Months Ended

                                  March 31, 1995   March 31, 1994

                                  ------------------- -------------------


Cash flows from operating activities:

  Net income                                $194,433           ($116,935)

  Items not affecting cash:

    Depreciation                                        0                  6,602

    (Increase) decrease in accounts receivable              (
45,277)                51,402

    (Increase) decrease in prepaid and

      other current assets                         (21,088)
5,988

    Increase (decrease) in  accounts payable

      and accrued expenses                           39,748
128,512

    Increase (decrease) in accrued payroll

      and payroll taxes                              67,748
   823

    (Increase) decrease in other assets                                   0

              0

                                  ----------------         ------------------

      Net cash provided by operating activities
235,564                76,392

                                  ----------------
-------------------

Cash flows from financing activties:

  Payment on note payable                        (218,507)             (19,502)

                                  ----------------         ------------------

      Net cash used for financing activities               (218,507)
   (19,502)

                                  -----------------        ------------------

      Net change in cash                            17,057               56,890



      Cash, beginning of period                           73,908
(30,297)

                                  -----------------        -------------------

      Cash, end of period                          $90,965             $26,593

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













ITEM 2.     Management's Discussion and Analysis of Financial
Condition and Results  of

         Operations





Results of Operations:





Consolidated revenues for the quarter ended March 31, 1995 were $865,659 resulting in net income for the quarter of $79,919.



For the quarter ended March 31, 1995, Community Group, Inc. had income from operations of $177,268 before interest expense of $20,818. The Community Group receives funding from the Commonwealth of Massachusetts that along with income from outside workshop contracts, has enabled Community Group to meet its obligations.





ABC Mobile Systems had no activity during the quarter ended
March 31, 1995.





Liquidity and Capital Resources:





The Company had a cash balance of $90,965 and an accounts receivable balance of

$176,466 at March 31, 1995.



Cash flows in the quarter ended March 31, 1995 as in the fiscal year ended September 30, 1994 were relatively stable.  In prior years the Company experienced a large cash shortfall which was met by:



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























































PART   II .    OTHER INFORMATION



See Part II of Form 10 K for the year ended September 30, 1994.
No significant changes have occurred since that report and no reports on Form 8-K were filed during the quarter ended March
31, 1995.

















































































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

(Registrant)









DATE: September 15, 1995                         David B. Slater

                                       Director and Principal

                                       Executive Officer










DATE: September 15, 1995                         Diane Fleming

                                       Clerk and Director