Form 10-Q
period 1995-06-30
FIRST MUTUAL INC
filed 1995-10-20
CIK 69280

SECURITIES AND  EXCHANGE COMMISSION

WASHINGTON , D.C. 20549



FORM 10 Q



Quarterly Report Under Section 13 or 15 (d) of  the

Securities Exchange Act  Of  1934



For  Quarter  Ended     June  30, 1995     Commission File
Number 0-4328



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

Yes _____    No     X__





As of     June  30, 1995     there were 910,209 shares of common
stock (par value $.10 per share) of the Company issued including
63,951 shares in the treasury of the Company.
































Part I. Financial Information

Item I. Condensed Consolidated Financial Statements





First Mutual, Inc.

Consolidated Balance Sheets

(unaudited)


ASSETS                             June 30,          September 30,

                                    1995                          1994


Current assets:

   Cash                                ($12,880)           $73,908

   Accounts receivable                       171,785            131,189

   Prepaid expenses                            15,780                    0

                                  ----------               ----------

     Total current assets               174,685            205,097



Property and equipment:

   Furniture, fixtures &

     equipment                                 76,846                  76,846

   Leasehold improvements                      31,660                  31,660

                                  ----------               ----------

     Total property and equipment            108,506            108,506



   Less accumulated depreciation                   (108,506)
           (108,506)

                                  ----------              -----------

Net property and equipment                        0                       0

                                  ----------               ----------

Other assets                              16,183                  17,208

                                  ----------               ----------

     Total assets                       $190,868                $222,305

                                       ======                    ======







See accompanying notes to consolidated financial statements















First Mutual, Inc.

Consolidated Balance Sheets

(unaudited)



LIABILITIES AND STOCKHOLDERS'     June 30,       September 30,

     EQUITY                          1995                           1994





Current liabilities:

   Current portion of long-term debt         $30,000       $30,000

   Demand loans from officer            150,000       150,000

   Accounts payable and

      accrued expenses                  523,943       452,684

   Accrued payroll and

      payroll taxes                     168,787         76,600


-------------                -------------

      Total current liabilities              872,730       709,284



   Demand loans from officer              47,820      274,613

   Long-term debt, net of

      current portion                   542,006       565,801

                             ------------        ----------

      Total liabilities                     1,462,556         1,549,698

                             ------------        ----------

Net capital deficiency:

   Common stock, $.10 par value

       per share authorized 2,000,000

       shares issued 910,209, outstanding

       846,248                                91,021         91,021



   Additional paid-in capital                   3,644,837
3,644,837

   Accumulated deficit                    (4,971,092)         (5,026,797)

   Treasury stock, 63,951 shares

      of common stock at cost                (36,454)       (36,454)

                             -----------         ------------

      Total net capital deficiency             (1,271,688)
(1,327,393)

                             -----------         ------------

      Total liabilities and stockholders'

         equity                             $190,868            $222,305

                             =======             =======



See accompanying notes to consolidated financial statements







First Mutual, Inc.

Statement of Income

(unaudited)


                        Three months ended       Nine months ended

                             June 30,             June 30,

                        1995      1994      1995      1994

                        ------         ------         ------         ------


Revenue:

  Health care services                $608,786        $779,233
$2,261,460    $2,446,793

                             -----------      ------------      ---------------
 --------------

    Total revenue                  608,786         779,233
2,261,460      2,446,793

                             -----------      ------------       --------------
--------------

 Costs and expenses:

  Cost of health care services               692,501
728,147            1,968,816     2,286,382

  Selling, general and admin              35,960
73,824                180,236        231,806

                           ------------      -----------
-----------------------------

    Total costs:                        728,461        801,971
2,149,052     2,518,188



Income from operations            (119,675)        (22,738)
112,408        (71,395)



Interest expense, net                   (19,053)        (31,906)
   (56,703)        (100,184)

                             -----------       -----------         ------------
   --------------

 Net income/(loss)              ($138,728)     ($54,644)
$55,705       ($171,579)

                           ========     ========         =======     =========



Income/(loss) per share        ($.16)       ($.06)              $.07
($.20)



Weighted average number

  of shares                      846,258            846,258
846,258  846,258





See accompanying notes to consolidated financial statements





















First Mutual, Inc

Statement of Cash Flows

(unaudited)


                                       Nine Months Ended

                                  June 30, 1995              June 30, 1994

                                  ------------------- -------------------


Cash flows from operating activities:

  Net income                                 $55,705           ($171,579)

  Items not affecting cash:

    Depreciation                                        0                  6,602

    (Increase) decrease in accounts receivable              (
40,596)                75,802

    (Increase) decrease in prepaid and

      other current assets                         (15,780)
11,196

    Increase (decrease) in  accounts payable

      and accrued expenses                           71,260
167,371

    Increase (decrease) in accrued payroll

      and payroll taxes                              92,187
    92

    (Increase) decrease in other assets                          1,025

   (1,024)

                                  ----------------         ------------------

      Net cash provided by operating activities
163,801               88,480

                                  ----------------
-------------------

Cash flows from financing activties:

  Payment on note payable                        (250,589)             (24,723)

                                  ----------------         ------------------

      Net cash used for financing activities               (250,589)
   (24,723)

                                  -----------------        ------------------

      Net change in cash                           (86,788)
63,757



      Cash, beginning of period                           73,908
(30,297)

                                  -----------------        -------------------

      Cash, end of period                         ($12,880)
$33,460

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













ITEM 2.     Management's Discussion and Analysis of Financial
Condition and Results  of

         Operations





Results of Operations:





Consolidated revenues for the quarter ended June 30, 1995 were $608,786 resulting in net loss for the quarter of $138,728.



For the quarter ended June 30, 1995, Community Group, Inc. had a loss from operations of $83,715 before interest expense of $19,053. The Community Group receives funding from the Commonwealth of Massachusetts that along with income from outside workshop contracts, has enabled Community Group to meet its obligations.





ABC Mobile Systems had no activity during the quarter ended June
30, 1995.





Liquidity and Capital Resources:





The Company had a cash overdraft of $12,880 and an accounts receivable balance of

$171,785 at June 30, 1995.



Cash flows in the quarter ended June 30, 1995 as in the fiscal year ended September 30, 1994 were relatively stable.  In prior years the Company experienced a large cash shortfall which was met by:



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























































PART   II .    OTHER INFORMATION



See Part II of Form 10 K for the year ended September 30, 1994.
No significant changes have occurred since that report and no reports on Form 8-K were filed during the quarter ended June 30, 1995.

















































































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