Form 10-Q/A
period 1994-12-31
FIRST MUTUAL INC
filed 1995-12-04
CIK 69280

SECURITIES AND  EXCHANGE COMMISSION

WASHINGTON , D.C. 20549



FORM 10-Q/A



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





















Part II. - Other Information



Financial Data



      Exhibits - Financial Data Schedule EX-27

















































































SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







FIRST MUTUAL, INC.

( Formerly Mutual Enterprises, Incorporated)

(Registrant)









DATE: November 17, 1995                          David B. Slater

                                                    David B. Slater


                         Director and Principal

                                       Executive Officer










DATE: November 17, 1995                     Diane M. Fleming

         Diane M.
Fleming


                          Clerk and Director