Form 10-Q
period 1995-12-31
FIRST MUTUAL INC
filed 1997-09-24
CIK 69280

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON , D.C. 20549

FORM 10 Q

Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act Of 1934

For the Quarter Ended December 31, 1995 Commission File Number 0-4328

FIRST MUTUAL, INC.
(formerly MUTUAL ENTERPRISES, INC.)

STATE OF INCORPORATION:     DELAWARE
IRS EMPLOYER IDENTIFICATION NUMBER:  04-2434444

120 BOLYSTON STREET
BOSTON, MA 02116
TELEPHONE:(617)426-4020


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes ___    No   X


As of December 31, 1995 there were 910,209 shares of common stock (par value $.10 per share) of the Company issued including 63,951 shares in the treasury of the Company.

Part I. Financial Information
Item I. Condensed Consolidated Financial Statements

First Mutual, Inc.
Consolidated Balance Sheets
(unaudited)


ASSETS                                 December 31,   September 30,
                                          1995            1995
Current assets:
   Cash                                   124,512          49,419
   Accounts receivable                    119,507         125,099
   Prepaid expenses                        16,750          16,183
                                         --------        --------
     Total current assets                 260,769         190,701

Property and equipment:
   Furniture, fixtures &
     equipment                             76,846          76,846
   Leasehold improvements                  31,660          31,660
                                         --------        --------
     Total property and equipment         108,506         108,506

   Less accumulated depreciation         (108,506)       (108,506)
                                         --------        --------
Net property and equipment                      0               0
                                         --------        --------
     Total assets                         260,769         190,701
                                         ========        ========



See accompanying notes to consolidated financial statements

First Mutual, Inc.
Consolidated Balance Sheets
(unaudited)


LIABILITIES AND STOCKHOLDERS'                December 31,  September 30,
  EQUITY                                         1995         1995
Current liabilities:
 Current portion of long-term debt               30,000         30,000
 Demand loans from officer                      150,000        150,000

 Accounts payable and
  accrued expenses                              627,921        614,326
                                             ----------     ----------
  Total current liabilities                     807,921        794,326

 Demand loans from officer                       66,940        104,900
 Long-term debt, net of
  current portion                               533,041        538,496
                                             ----------     ----------
  Total liabilities                           1,407,902      1,437,722
                                             ----------     ----------
Net capital deficiency:
 Common stock, $.10 par value
  per share authorized 2,000,000
  shares issued 910,209, outstanding
  846,248                                        91,021         91,021

 Additional paid-in capital                   3,644,837      3,644,837
 Accumulated deficit                         (4,846,537)    (4,946,425)
 Treasury stock, 63,951 shares
  of common stock at cost                       (36,454)       (36,454)
                                             ----------     ----------
  Total net capital deficiency               (1,147,133)    (1,247,021)
                                             ----------     ----------
  Total liabilities and stockholders'
   equity                                       260,769        190,701
                                             ==========     ==========

See accompanying notes to consolidated financial statements

First Mutual, Inc.
Statement of Income
(unaudited)

                                   Three months ended
                                      December 31,
                                    1995       1994
                                  ---------  ---------
Revenue:
 Health care services              776,658    608,786
                                  --------   --------
  Total revenue                    776,658    608,786
                                  --------   --------
Costs and expenses:
 Cost of health care services      610,454    692,501
 Selling, general and admin         50,005     35,960
                                  --------   --------
  Total costs:                     660,459    728,461

Income from operations             116,199   (119,675)

Interest expense, net              (16,311)   (19,053)
                                  --------   --------
Net income/(loss)                   99,888   (138,728)
                                  ========   ========

Income/(loss) per share               $.12      ($.16)

Weighted average number
 of shares                         846,258    846,258

See accompanying notes to consolidated financial statements

First Mutual, Inc
Statement of Cash Flows
(unaudited)


                                                         Three Months Ended
                                                 December 31, 1995   December 31, 1994
                                                 -----------------   -----------------
 Cash flows from operating activities:
  Net income                                            99,888              55,705
  Items not affecting cash:
   Depreciation                                              0                   0
   (Increase) decrease in accounts receivable            5,592             (40,596)
   (Increase) decrease in prepaid and
    other current assets                                  (567)            (15,780)
   Increase (decrease) in  accounts payable
    and accrued expenses                                13,595              71,260
   Increase (decrease) in accrued payroll
    and payroll taxes                                        0              92,187
   (Increase) decrease in other assets                       0               1,025
                                                       -------            --------
    Net cash provided by operating activities          118,508             163,801
                                                       -------            --------
 Cash flows from financing activties:
  Payment on note payable                              (43,415)           (250,589)
                                                       -------            --------
    Net cash used for financing activities             (43,415)           (250,589)
                                                       -------            --------
    Net change in cash                                  75,093             (86,788)

    Cash, beginning of period                           49,419              73,908
                                                       -------            --------
    Cash, end of period                                124,512             (12,880)
                                                       =======            ========

See accompanying notes to consolidated financial statements

FIRST MUTUAL, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by First Mutual , Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-K for the fiscal year ended September 30, 1995.

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

2. INCOME (LOSS) PER SHARE

Earning per share of common stock is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding. For purposes of computing weighted average common stock equivalents outstanding, the warrants outstanding are not included because the effects would have been antidilutive.

3. INCOME  TAXES

The Company and its subsidiaries file a consolidated Federal income tax return. The benefits attributable to investment tax credits and net operating losses can be applied to future years. No provision is made for current income taxes due to use of the net operating loss.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations:

Consolidated revenues for the quarter ended December 31, 1995 were $776,658 resulting in net income for the quarter of $99,888.

For the quarter ended December 31, 1995, Community Group, Inc. had income from operations of $166,107 before interest expense of $1,317. The Community Group receives funding from the Commonwealth of Massachusetts that has enabled Community Group to meet its obligations.

ABC Mobile Systems had no activity during the quarter ended December 31, 1995.

Liquidity and Capital Resources:

The Company had a cash balance of $124,512 and an accounts receivable balance of $119,507 at December 31, 1995.

Cash flows in the quarter ended December 31, 1995 as in the fiscal year ended September 30, 1995 were relatively stable. In prior years the Company experienced a large cash shortfall which was met by:

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

There are no unused sources of liquidity. Loans from officers and stockholders are demand notes with interest at 2% over the bank rate.

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



PART   II .    OTHER INFORMATION

See Part II of Form 10-K for the year ended September 30, 1995. No significant changes have occurred since that report and no reports on Form 8-K were filed during the quarter ended December 30, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FIRST MUTUAL, INC.
( Formerly Mutual Enterprises, Incorporated)
(Registrant)



DATE: March 15, 1996                                David  B. Slater
                                                  Director and Principal
                                                   Executive Officer



DATE: March 15, 1996                                Diane M. Fleming
                                                   Clerk and Director