Form 10-Q
period 1996-03-31
FIRST MUTUAL INC
filed 1997-10-07
CIK 69280

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 Q

Quarterly Report Under Section 13 or 15 (d) of  the
Securities Exchange Act  Of  1934

For the Quarter Ended March 31, 1996   Commission File Number 0-4328

FIRST MUTUAL, INC.
(formerly MUTUAL ENTERPRISES, INC.)

STATE OF INCORPORATION:    DELAWARE
IRS EMPLOYER IDENTIFICATION NUMBER: 04-2434444


120 BOYLSTON STREET
BOSTON, MA 02116
TELEPHONE: (617) 426-4020


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes [_]   No [X]


As of March 31, 1996 there were 910,209 shares of common stock (par value $.10 per share) of the Company issued including 63,951 shares in the treasury of the Company.

Part I. Financial Information
Item I. Condensed Consolidated Financial Statements


First Mutual, Inc.
Consolidated Balance Sheets
(unaudited)


ASSETS                                March 31,     September 30,
                                         1996            1995
Current assets:
   Cash                                 (9,284)         49,419
   Accounts receivable                 234,341         125,099
   Prepaid expenses                      2,276             -0-
                                      --------        --------
     Total current assets              227,333         174,518
Property and equipment:
   Furniture, fixtures &
     equipment                          76,846          76,846
   Leasehold improvements               31,660          31,660
                                      --------        --------
     Total property and equipment      108,506         108,506

   Less accumulated depreciation      (108,506)       (108,506)
                                      --------        --------
Net property and equipment                   0               0

Other assets                            16,383          16,183
                                      --------        --------
     Total assets                      243,716         190,701
                                      ========        ========

See accompanying notes to consolidated financial statements

First Mutual, Inc.
Consolidated Balance Sheets
(unaudited)


LIABILITIES AND STOCKHOLDERS'                March 31,   September 30,
  EQUITY                                       1996          1995

Current liabilities:
   Current portion of long-term debt             30,000       30,000
   Demand loans from officer                     66,176      150,000
   Accounts payable and
      accrued expenses                          698,305      614,326
                                             ----------   ----------
      Total current liabilities                 794,481      794,326

   Demand loans from officer                          0      104,902
   Long-term debt, net of
      current portion                           528,092      538,496
                                             ----------   ----------
      Total liabilities                       1,322,573    1,437,724
                                             ----------   ----------
Net capital deficiency:
   Common stock, $.10 par value
       per share authorized 2,000,000
       shares issued 910,209, outstanding
       846,248                                   91,021       91,021

   Additional paid-in capital                 3,644,837    3,644,837
   Accumulated deficit                       (4,778,261)  (4,946,427)
   Treasury stock, 63,951 shares
      of common stock at cost                   (36,454)     (36,454)
                                             ----------   ----------
      Total net capital deficiency           (1,078,857)  (1,247,023)
                                             ----------   ----------
      Total liabilities and stockholders'
         equity                                 243,716      190,701
                                             ==========   ==========

See accompanying notes to consolidated financial statements

First Mutual, Inc.
Statement of Income
(unaudited)

                                 Three months ended            Six months ended
                                       March 31,                    March 31,
                                   1996       1995              1996       1995
                                  -------    -------         ---------  ---------
Revenue:
 Health care services             887,828    865,659         1,664,486  1,652,674
                                  -------    -------         ---------  ---------
   Total revenue                  887,828    865,659         1,664,486  1,652,674
                                  -------    -------         ---------  ---------
 Costs and expenses:
  Cost of health care services    783,658    688,391         1,394,112  1,276,315
  Selling, general and admin       21,170     76,531            71,175    144,276
                                  -------    -------         ---------  ---------
   Total costs:                   804,828    764,922         1,465,287  1,420,591

Income from operations             83,000    100,737           199,199    232,083

Interest expense, net              14,722     20,818            31,033     37,650
                                  -------    -------         ---------  ---------
 Net income/(loss)                 68,278     79,919           168,166    194,433
                                  =======    =======         =========  =========

Income/(loss) per share              0.08       0.09              0.20       0.23

Weighted average number
 of shares                        846,258    846,258           846,258    846,258

See accompanying notes to consolidated financial statements

First Mutual, Inc
Statement of Cash Flows
(unaudited)


                                                           Six Months Ended
                                                   March 31, 1996   March 31, 1995
                                                   --------------   --------------
Cash flows from operating activities:
  Net income                                            168,166          194,433
  Items not affecting cash:
   Depreciation                                               0                0
   (Increase) decrease in accounts receivable          (109,242)         (45,277)
   (Increase) decrease in prepaid and
    other current assets                                 (2,276)         (21,088)
   Increase (decrease) in  accounts payable
    and accrued expenses                                 83,979          107,496
                                                       --------         --------
    Net cash provided by operating activities           140,627          235,564
                                                       --------         --------
 Cash flows from financing activities:
  Payment on note payable                              (199,330)        (218,507)
                                                       --------         --------
    Net cash used for financing activities             (199,330)        (218,507)
                                                       --------         --------
    Net change in cash                                  (58,703)          17,057

    Cash, beginning of period                            49,419           73,908
                                                       --------         --------
    Cash, end of period                                  (9,284)          90,965
                                                       ========         ========

See accompanying notes to consolidated financial statements.

FIRST MUTUAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by First Mutual, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-K for the fiscal year ended September 30, 1995.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Consolidated revenues for the quarter ended March 31, 1996 were $887,828 resulting in net income for the quarter of $68,278.

For the quarter ended March 31, 1996, Community Group, Inc. had income from operations of $102,949. The Community Group receives funding from the Commonwealth of Massachusetts that has enabled Community Group to meet its obligations.

ABC Mobile Systems had no activity during the quarter ended March 31, 1996.

Liquidity and Capital Resources:

The Company had a negative cash balance of $9,284 and an accounts receivable balance of $234,341 at March 31, 1996 since the payment Community Group normally receives at the end of each month was received at the beginning of April Instead of the end of March.

Cash flows in the quarter ended March 31, 1996 as in the fiscal year ended September 30, 1995 were relatively stable. In prior years the Company experienced a large cash shortfall which was met by:

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

PART II.  OTHER INFORMATION

See Part II of Form 10-K for the year ended September 30, 1995. No significant changes have occurred since that report and no reports on Form 8-K were filed during the quarter ended March 31, 1996

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FIRST MUTUAL, INC.
(Formerly Mutual Enterprises, Incorporated)
(Registrant)



DATE: September 23, 1997                          David  B. Slater
                                                  Director and Principal
                                                  Executive Officer



DATE: September 23, 1997                          Diane M. Fleming
                                                  Clerk and Director