Form 10-Q
period 1996-06-30
FIRST MUTUAL INC
filed 1997-10-07
CIK 69280

SECURITIES AND  EXCHANGE COMMISSION
WASHINGTON , D.C. 20549

FORM 10 Q

Quarterly Report Under Section 13 or 15 (d) of  the
Securities Exchange Act  Of  1934

For the Quarter Ended June 30, 1996   Commission File Number 0-4328

FIRST  MUTUAL , INC.
(formerly  MUTUAL ENTERPRISES, INC.)

STATE OF INCORPORATION:     DELAWARE
IRS  EMPLOYER  IDENTIFICATION NUMBER:  04-2434444


120 BOYLSTON STREET
BOSTON, MA 02116
TELEPHONE :  (617) 426 - 4020


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes [_]     No [X]


As of June 30, 1996 there were 910,209 shares of common stock (par value $.10 per share) of the Company issued including 63,951 shares in the treasury of the Company.

Part I. Financial Information
Item I. Condensed Consolidated Financial Statements


First Mutual, Inc.
Consolidated Balance Sheets
(unaudited)


ASSETS                               June 30,      September 30,
                                       1996            1995
Current assets:
   Cash                                32,103          49,419
   Accounts receivable                 91,787         125,099
   Prepaid expenses                     6,583             -0-
                                     --------        --------
     Total current assets             130,473         174,518
Property and equipment:
   Furniture, fixtures &
     equipment                         76,846          76,846
   Leasehold improvements              31,660          31,660
                                     --------        --------
     Total property and equipment     108,506         108,506

   Less accumulated depreciation     (108,506)       (108,506)
                                     --------        --------
Net property and equipment                  0               0

Other assets                           16,183          16,183
                                     --------        --------
     Total assets                     146,656         190,701
                                     ========        ========



See accompanying notes to consolidated financial statements

First Mutual, Inc.
Consolidated Balance Sheets
(unaudited)


LIABILITIES AND STOCKHOLDERS'                  June 30,   September 30,
  EQUITY                                         1996         1995
Current liabilities:
   Current portion of long-term debt             30,000       30,000
   Demand loans from officer                          0      150,000
   Accounts payable and
      accrued expenses                          736,874      614,326
                                             ----------   ----------
      Total current liabilities                 766,874      794,326

   Demand loans from officer                     53,602      104,902
   Long-term debt, net of
      current portion                           522,509      538,496
                                             ----------   ----------
      Total liabilities                       1,342,985    1,437,724
                                             ----------   ----------
Net capital deficiency:
   Common stock, $.10 par value
       per share authorized 2,000,000
       shares issued 910,209, outstanding
       846,248                                   91,021       91,021

   Additional paid-in capital                 3,644,837    3,644,837
   Accumulated deficit                       (4,895,733)  (4,946,427)
   Treasury stock, 63,951 shares
      of common stock at cost                   (36,454)     (36,454)
                                             ----------   ----------
      Total net capital deficiency           (1,196,329)  (1,247,023)
                                             ----------   ----------
      Total liabilities and stockholders'
         equity                                 146,656      190,701
                                             ==========   ==========

See accompanying notes to consolidated financial statements

First Mutual, Inc.
Statement of Income
(unaudited)

                                  Three months ended     Nine months ended
                                        June 30,             June 30,
                                      1996       1995        1996       1995
                                  --------   --------   ---------  ---------
Revenue:
 Health care services              606,735    608,786   2,271,221  2,261,460
                                  --------   --------   ---------  ---------
   Total revenue                   606,735    608,786   2,271,221  2,261,460
                                  --------   --------   ---------  ---------
 Costs and expenses:
  Cost of health care services     631,407    692,501   2,025,519  1,968,816
  Selling, general and admin        86,020     35,960     157,195    180,236
                                  --------   --------   ---------  ---------
   Total costs:                    717,427    728,461   2,182,714  2,149,052

Income from operations            (110,692)  (119,675)     88,507    112,408

Interest expense, net                6,780     19,053      37,813     56,703
                                  --------   --------   ---------  ---------
 Net income/(loss)                (117,472)  (138,728)     50,694     55,705
                                  ========   ========   =========  =========

Income/(loss) per share              -0.14      -0.16        0.06       0.07

Weighted average number
 of shares                         846,258    846,258     846,258    846,258


See accompanying notes to consolidated financial statements

First Mutual, Inc
Statement of Cash Flows
(unaudited)

                                                                       Nine Months Ended
                                                   June 30, 1996        June 30, 1995
                                                   -------------       -----------------
 Cash flows from operating activities:
  Net income                                             50,694              55,705
  Items not affecting cash:

    (Increase) decrease in accounts receivable           33,312             (40,596)
    (Increase) decrease in prepaid and
      other current assets                               (6,583)            (15,780)
    Increase (decrease) in  accounts payable
      and accrued expenses                              122,548              71,260

    Increase  (decrease) in accrued payroll
     and payroll taxes                                        0              92,187

    (Increase) decrease in other assets                       0               1,025
                                                       --------            --------
 Net cash provided by operating activities              199,971             163,801
                                                       --------            --------
 Cash flows from financing activities:
  Payment on note payable                              (217,287)           (250,589)
                                                       --------            --------
      Net cash used for financing activities           (217,287)           (250,589)
                                                       --------            --------
      Net change in cash                                (17,316)            (86,788)

      Cash, beginning of period                          49,419              73,908
                                                       --------            --------
      Cash, end of period                                32,103             (12,880)
                                                       ========            ========

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Consolidated revenues for the nine months ended June 30, 1996 were $2,271,221 resulting in net income of $50,694.

For the nine months ended June 30, 1996, Community Group, Inc. had income from operations of $88,507. The Community Group receives funding from the Commonwealth of Massachusetts that has enabled Community Group to meet its obligations.

ABC Mobile Systems had no activity during the nine months ended June 30, 1996

Liquidity and Capital Resources:

The Company had a cash balance of $32,103 and an accounts receivable balance of $91,787 at June 30, 1996.

Cash flows in the nine months ended June 30, 1996 as in the fiscal year ended September 30, 1995 were relatively stable. In prior years the Company experienced a large cash shortfall which was met by:

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



FIRST MUTUAL, INC.
(Formerly Mutual Enterprises, Incorporated)
(Registrant)



DATE: October 6, 1997                            David  B.
                                                 Slater
                                                 Director and Principal
                                                 Executive Officer


DATE: October, 6 1997                            Diane M. Fleming
                                                 Clerk and Director