Form 10-K
period 1996-09-30
FIRST MUTUAL INC
filed 1997-10-16
CIK 69280

FORM  10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996
Commission file number 0-4328

FIRST MUTUAL, INC.
(formerly  MUTUAL ENTERPRISES, INC.)

DELAWARE                        04-2434444

120 Boylston Street, Boston, MA 02116

Registrants telephone number, including area code: (617) 426-4020

Securities registered pursuant to Section 12(g) of the Act

Common Stock $.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ___      NO   X

On September 30, 1996 there were 910,209 shares of common stock of the Company issued including 63,951 shares in the treasury of the Company.

On September 30, 1996 there was no available market price for the common stock shares of the Company.

PART  I

ITEM  1. BUSINESS

First Mutual, Inc. (Formerly Mutual Enterprises, Incorporated) ("Registrant" or "Company") was organized under Delaware Law in March, 1968 and conducts its business through its only active operating and wholly owned subsidiary.

(a)  ABC MOBILE SYSTEMS, INC.

Through its wholly owned subsidiary ABC Mobile Systems, Inc., the Company operated as a franchiser of a wholesale mobile automobile brake business, offering complete automotive brake repair service and replacement parts sales to customers at the customer's place of business. However, because of competitive and economic reasons including among others the closures of repair facilities at a significant number of gas stations nationally and the significant increase in promotion speciality brake repair service alternatives of the motoring public, the company ceased selling new franchises in 1986. As of September 30, 1996 no franchises remain operational and the company is inactive.

(b)  COMMUNITY GROUP, INC.

The Community Group, Inc. ("Community Group"), a wholly-owned subsidiary, was organized under Massachusetts law in 1972, and provides habilitative and training services for developmentally disabled adults through the operation of residential facilities located in Wakefield, Lynn, Lowell, Melrose and Weymouth and an 8,000 square foot Training Center in Wakefield, Massachusetts. The Company seeks to develop within each client a sense of personal dignity, awareness of and respect for human rights, the ability to adjust in social situations with peers and others and to help each in attaining the highest possible degree of independence. The support services currently available within the program comprise psychological consultation and testing, counselling, speech therapy and tutoring. Medical services include on-call relationships with local physicians, neurologists, audiologists, ophthalmologists, psychiatrists and physical therapists.

The program of the Community Group meets the requirements of and has the approval of the following agencies: Mass. Department of Social Services, Mass. Department of Mental Retardation, Mass. Office for Children, Mass. Department of Special Education. Annual contracts with the approved agencies constituted 100% of the revenues in fiscal year 1996. Contracts are generally issued as clients are accepted by the Company and funding is made by the respective agency.

Facilities operated by Community Group must comply with the licensing requirements of the Department of Social Services and Mental Retardation and meet the requirements of municipal building codes, health codes and local fire codes. In granting and renewing a facility's license, a health agency considers, among other things, the physical buildings and equipment, the qualifications of the administrative, direct care and other support staff, the quality of care, training and service and the continuing compliance of such facility with the laws and regulations applicable to its operations.

In general, the terms of the contracts for Community Group, Inc. are to provide residential and employment training services for contracted clients. Contracts run for one year with four options or renewal years before they come up for competitive bidding. Revenues are received on a per day rate, payable bi-monthly.

Contracts representing 76% of Community Group's revenue are due to be rebid in fiscal year 1999. 13% are due to be rebid in fiscal year 2000 and the remaining 11% are due to be rebid in fiscal year 2002.

If Community Group did not receive a renewal of any one of its contracts, it would be difficult if not impossible for the company to survive, as its central office and administrative overhead requirements which are allocated prorata among all operations would not be able to be adequately reduced to absorb the shortfall in revenues and cash flow which a non-renewal would cause.

(c)  BWS INTERNATIONAL, LTD.

BWS Group, Inc. a wholly-owned subsidiary of the Company with no operations of its own, was organized under Massachusetts law February 22, 1983 to enter into the business of marketing goods and services in the luxury market of discriminating buyers and in particular as a holding company through its wholly owned subsidiaries, BWS International, Inc. ( a Delaware Corporation), BSDJ, Inc. ( Texas Corporation) and BSNJ, Inc. ( a New Jersey Corporation) to operate women's speciality clothing retail stores in Boston, MA, Dallas, TX, and Short Hills, NJ. Due to poor sales all stores were closed between 1988 and March 1991
 .The Dallas Corporation was dissolved in July, 1987 and the Boston and New Jersey Corporations remain inactive.

Registrant employed 85 persons on September 30, 1996, all of whom were employed by the Community Group, Inc.

WORKING CAPITAL:

The registrant has a working capital problem. Working capital shortfalls in the past have been funded principally through loans from an officer/shareholder.

REVENUES:
The Department of Mental Retardation in the Commonwealth of Massachusetts accounted for 100% and 92% of the revenue of the Health Care Service in 1996 and 1995 respectively. In 1994 it accounted for 92%.



COMPETITIVE CONDITION:
1.  The Community Group, Inc.:
    --------------------------
In accordance with governmental regulations, every five years, all health service contracts including those of Community Group are newly offered to all interested parties for competitive bidding. The Company must therefore compete in price, service, and quality on each of its contracts. Contracts representing 76% percent of Community Group's revenue are due to be rebid in fiscal year 1999. 13% are due to be rebid in fiscal 2000 and the remaining 11% are due to be rebid in fiscal 2002. Although since its inception in 1972, Community Group has without interruption or exception been granted consecutive contracts, the loss of any one contract would materially, negatively effect the existence and viability of the company making it difficult if not impossible to survive, as all central office overhead and costs are allocated among all its programs pro-rata and would not be able to be adequately reduced.

2. ABC Mobile Brake:
ABC Mobile Brake no longer sells franchises or is actively operational.

ITEM 2. PROPERTIES

The Company subleases executive offices of approximately 1,500 square feet at 120 Boylston Street, Boston, MA 02116. The office is subleased by Community Group with no guaranty by the registrant. Rental payment is made by way of office support and receptionist duties for a total of $25,500 per year.

In addition, a subsidiary of the Registrant, (Community Group), leases a residence at 40 Avon Street, Wakefield, MA 01880 as a tenant at will at the rental of $2,000 per month. The residence was purchased for use by Community Group, Inc. in 1978 by David B. Slater, the chairman of the Registrant and his wife at a time when Community Group was evicted from other residential facilities because of actions by its developmentally disabled residents, and was experiencing difficulty in securing other suitable facilities. The rental being paid by Community Group is believed to be its fair market value and is comparable to the rental being paid by Community Group for other leased residences of lesser market value. The lease contains provision for payment by the subsidiary of real estate taxes and insurance.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this report the Company is aware of the following legal proceedings:

A suit against ABC Mobile Systems in the Superior Court of the State of California filed November 22, 1985, wherein the said corporation is being sued as one of approximately 20 defendants in an action by Edna Smith, et al., on behalf of the surviving members of the family of Francis L. Smith for wrongful death, strict liability, negligence, fraud and conspiracy alleging the plaintiff died due to a fatal exposure to asbestos, part of which exposure was sustained while an employee of an automobile service station which installed asbestos brake linings on customers' cars, which linings were sold by ABC Mobile Systems to its franchisee who on at least one occasion resold same to the service station. The plaintiff seeks a sum in excess of $15,000, legal costs and damages. The Company is unable to express an opinion as to the outcome of this case but is not a party to the suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS.

(a)  Market Information
On September 30, 1996 there was no available market price for shares of the common stock.

(b) No cash dividends have been declared by the Company during 1996 and 1995 fiscal years. The approximate number of holders of common stock on September 30, 1996 was 670.

ITEM 6. SELECTED FINANCIAL DATA
Set forth in exhibit 1 are selected consolidated financial data derived from the income statements of the Company for the periods ended September 30, 1996, 1995, 1994, 1993, and 1992 derived from the balance sheets for the Company for the same periods. The selected consolidated financial data should be read in conjunction with the financial statements included and are qualified by reference to such financial statements and related notes.

EXHIBIT 1

                                           1996        1995          1994         1993         1992
Operating Data
Revenues                               $3,181,963   $2,869,838   $3,116,933    $2,976,471   $2,860,133
Operating Income or (Loss)                231,943      160,658      (90,950)      185,615      129,456
Other Income (Expense)                    (76,562)     (80,288)     285,463      (101,014)    (124,298)
Income (Loss) Before
  Extraordinary Item                      155,381       80,370      194,513        84,601        5,158
Income (Loss) Per Share
  Before Extraordinary Item                   .18          .09         0.23           .10         .006
Net Income or (Loss)                      155,381       80,370      194,513        84,601        5,158
Income (Loss) Per Share                       .18          .09         0.23           .10          .01


Balance Sheet Data
Cash and Temporary
 Investments                              $45,802      $49,419      $73,908      $(30,297)    $118,761
Accounts Receivable Net of
  Allowance for Doubtful
   Accounts                                78,142      125,099      131,189       232,322       64,218
Current Assets                            140,127      190,701      205,097       213,221      221,141
Current Liabilities                       606,989      791,326      709,284       811,921    1,283,533
Working Capital                          (466,862)    (600,625)    (504,187)     (598,700)  (1,062,392)
Total Assets                              141,584      190,701      222,305       236,007      295,291
Long Term Obligations                     626,237      646,398      565,801       594,522      618,265

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In fiscal year ended September 30, 1996 consolidated revenues were $3,181,963 resulting in income from operations of $231,943 and net income of $155,381.

Community Group, Inc. for fiscal 1996 had operating income of $200,832 before interest expense of $85,090 resulting in net income of $115,742. During fiscal year 1996 Community Group continued implementing a new type of program called supported living for some of its clients. Under the concept of supported living, clients lead a more independent, less supervised lifestyle.

During fiscal 1994 the Company had other income of $291,491 resulting from a final settlement with its franchisers and apparel vendors regarding litigation initiated by First Mutual regarding unfair practices.

Other income of $163,000 was also reported during fiscal 1994 from two limited partnerships which since ceased operation, this income was a noncash forgiveness of debt.

Cash flows in fiscal 1996 were relatively stable but in prior years the company experienced an extremely large cash shortage. That shortage has been met by:

(1) Cash advances to the company and/or its subsidiaries due on demand but presently being amortized on a ten year basis, by David B. Slater, Chairman of the Company, and his wife Barbara W. Slater and,

(2) Restructured bank financing totalling $680,000, payable in 10 years with monthly installments based on a twenty year amortization schedule. David and Barbara Slater personally have guaranteed $227,000 of this loan.

In return for David and Barbara Slater's personal guarantee of $227,000 of the Company's bank loan and their cash advances to the Company, the Company has granted each of them a 10 year option on 450,000 shares of its authorized but not issued shares, at $.10 per share. In addition, in return for forgiving $243,743 of debt due from BSDJ, Inc. and BSNJ, Inc. the Company has granted David and Barbara Slater each a ten year option on 304,679 shares of its authorized, but not issued shares at $.10 per share. If all these options are ever exercised for all 1,509,358 shares represented thereby, the total shares owned by David Slater and his family will increase from the current 455,450 shares representing 53.8% of the currently outstanding shares of the Company to a total of 1,964,808 shares representing 83.4% of what would then be the outstanding shares of the Company. In view of the above debt repayment requirements the Registrant will generate no surplus cash and/or liquidity.

In the future, management seeks to cut costs in Community Group, Inc., expand into new similar programs and negotiate future increases in rates under state contracts.

ABC Mobile Brake has essentially ceased operations.

BWS Group, Inc. has discontinued all retail operations permanently.

First Mutual, Inc. continues to seek business opportunities it can participate in without capital requirement, utilizing its franchising, management and health services expertise.

CASH FLOWS:

To cover cash flow needs in past years the Company was able to borrow adequate funds from officers and stockholders.

In the past, cash flow for Community Group has always been negative from May through July of any fiscal year. The Commonwealth of Massachusetts funds programs by providing most funds in the first ten months of each fiscal year. Thus, for two months, limited cash funding is received. As of September 30, 1996, the balance owed by the registrant to David and Barbara Slater and a controlled company totaled $279,044. David and Barbara Slater have also guaranteed $227,000 of an additional $680,000 bank loan to The Company.

There are no unused sources of liquidity. Loans from officers and stockholders are demand notes with interest at 2% higher than bank debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements immediately after the Signature Page.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The terms of the directors are for the ensuing year and/or until successors have been elected and qualified.

DAVID B. SLATER, age 62. Director since 1968. Chairman of the Board, President and Chief Executive Officer of the Registrant; Executive Director of The Community Group, Inc.

DIANE M. FLEMING, age 36. Director since December 1987 and Corporate Secretary of the Registrant since September 1987. Assistant to the Executive Director of The Community Group, Inc.
ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

(See exhibit 2)

EXHIBIT 2

(A)
Name of              Capacities in     Salaries &      Forms of      Insurance    Aggregate
Individual &         which             Directors Fees  Remuneration  Benefits     Contingent
Identity of Group    Renumeration                                                 Forms of
                     was Received                                                 Remuneration

DAVID B.             President, Chief     $149,000                   $4,793
SLATER               Exec. Officer,
                     Chairman of the
                     Board


All Officers &                            $192,303                   $4,793
Directors as a
Group

* The Company maintains medical insurance for all employees. An additional benefit applicable to Mr. Slater included herein is Key man life insurance costing $4,793 in fiscal 1996

Registrant provides a 401K retirement plan for all employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(See exhibit 3)

EXHIBIT 3
                                     Amount &
Title                 Name &         Nature of   Percent
 of                  Address of      Beneficial    of
Class             Beneficial Owner   Ownership    Class
-----             ----------------   ----------  -------

 Common Stock    David B. Slater*      334,200     39.5%
                 410 South Street
                 Needham, MA 02192

                 Barbara W. Slater     121,250     14.3%
                 410 South Street
                 Needham, MA 02192


                                        owned     owned
                                     ----------  -------
                 Officers and          455,450     53.8%
                 DirectorS as a
                 Group (2 persons)

There are no arrangements known to Registrant, including any pledge by any person of securities of the Registrant or any of its subsidiaries, the operation of which may at a subsequent date result in a change in control of the Registrant.

* Does not include 121,250 shares of Common Stock owned by Barbara W. Slater and children to which Mr. Slater disclaims any beneficial ownership. On December 24, 1987 the Company granted to David B. Slater and Barbara W. Slater a ten year warrant to purchase 450,000 shares each of the Company's capital stock at $.10 per share in consideration for their personal guarantee of the last one third of the Company's $680,000 loan from the Bank of Newport. In 1990 the Company granted to David B. Slater and Barbara W. Slater a ten year warrant to purchase 304,679 shares each of the Company's capital stock at $.10 per share in consideration for their forgiving $243,743 in loans they made to BSDJ, Inc. and BSNJ, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following building which has been leased to a subsidiary of the Registrant is owned by David B. Slater and his wife:

40 Avon Street, Wakefield, MA

The Registrant is of the opinion that the month to month rental arrangement of $2,000 is fair and on terms comparable to that obtained in the area for similar type facilities. Leasee also pays all Real Estate taxes, insurance and maintenance costs.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.  The following documents are filed as part of this 10-K report:

Balance Sheets - September 30, 1996 and 1995
Statements of Income and Accumulated Deficit - years ended September 30, 1996, 1995 and 1994
Statements of Cash Flows years ended September 30, 1996 and 1995
Notes to financial Statements -
All other schedules are omitted as the required information is inapplicable or the required information is included in the financial statements or related notes.

2. No reports were filed on Form 8-K during the fiscal year ended September 30, 1996.

3.   Exhibits.

(a) Copies of leases have been filed with the Company's Report on Form 10K for the prior fiscal year and pursuant to Rule 12b-32 are hereby incorporated by reference.

(b)  The Registrant's wholly owned subsidiaries as follows:

ABC Mobile Systems (a California Corporation, dba ABC Mobile Brake);
The Community Group, Inc. (a Massachusetts Corporation, dba Community Group); BWS International, Ltd. ( a Massachusetts Corporation, dba Saint Laurent Rive Gauche);
Sizzleboard International, Inc. (a Massachusetts Corporation, inactive since
1975);
BSNJ, Inc. (a New Jersey Corporation, dba Saint Laurent Rive Gauche).

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MUTUAL, INC.
(Formerly Mutual Enterprises, Incorporated)
David B. Slater
Chairman and President

Pursuant to the requirement of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                                DATE:



David B. Slater                          September 30, 1997
Director and
Principal  Executive Officer



Diane M. Fleming                         September 30, 1997
Clerk and Director

December 31, 1996


To the Board of Directors
First Mutual, Inc.
Boston, Massachusetts

We have audited the accompanying balance sheet of First Mutual, Inc. as of September 30, 1996 and 1995 and the related statements of income, accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the organization's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordnace with general accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Mutual, Inc. as of September 30, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Parsons & Company

Andover, Massachusetts

First Mutual, Inc.
Balance Sheet
As of September 30, 1996 and 1995

ASSETS
                                           September        September
                                            30, 1996         30, 1995
Current Assets:
Cash                                       $  45,802        $  49,419
Accounts receivable                           78,142          125,099
Prepaid expenses                              16,183           16,183

Total Current Assets                         140,127          190,701

Property and Equipment:
Furnitures, fixtures & equipment              78,303           76,846
Leasehold improvements                        31,660           31,660

Total Property and Equipment                 109,963          108,506

Less accumulated depreciation               (108,506)        (108,506)

Net Property and Equipment                     1,457              0

Total Assets                                 141,584          190,701


The accompanying notes are an integral part of these financial statements

First Mutual, Inc
Balance Sheet
As of September 30, 1996 and 1995

LIABILITIES AND STOCKHOLDER EQUITY

                                                September     September
                                                 30, 1996      30, 1995
Liabilities:
Current portion of long-term debt               $  27,000     $  27,000
Demand loans from officer, (note 5)               150,000       150,000
Accounts payable & accrued expenses               429,989       614,326

Total current liabilities                         606,989       791,326

Demand loans from officer, (note 5)               104,446       104,902
Long-term debt net of current portion             521,791       541,496

Total liabilities                               1,233,226     1,437,724


Net Capital Deficiency:
Common stock, $.10 par value per share             91,021        91,021
authorized 2,000,000 shares issued
910,209, outstanding 846,258

Additional paid-in capital                      3,644,837     3,644,837
Accumulated deficit                            (4,791,046)   (4,946,427)
Treasury stock, 63,951 shares
of common stock at cost                           (36,454)      (36,454)

Total net capital deficiency                   (1,091,642)   (1,247,023)

Total liabilities and stockholders' equity        141,584       190,701


The accompanying notes are an integral part of these financial statements

First Mutual, Inc
Statement of Income

For the years ending September 30, 1996, 1995, and 1994

                                                 September    September    September
                                                  30, 1996     30, 1995     30, 1994
Revenue:
Health care services                             3,181,963   $2,869,838    3,116,933

Total revenue                                    3,181,963    2,869,838    3,116,933

Costs and expenses:
Cost of health care services                     2,753,092    2,610,731    2,912,589
General and administrative                         196,928       98,449      295,294

Total costs & expenses                           2,950,020    2,709,180    3,207,883

Income from operations                             231,943      160,658      (90,950)

Other Income (Expenses):
Investment income                                        0            0      163,000
Litigation income                                        0            0      291,941
Excise tax                                               0            0      (41,855)
Interest expense                                   (76,562)     (80,288)    (127,623)

Total other income (expense)                       (76,562)     (80,288)     285,463

Net income                                         155,381       80,370      194,513

Income per share (notes 1&6)
Income before extraordinary item                      $.18         $.09         $.23

Weighted average number of common share
outstanding (common stock equivalents are
anti-dilutive in both profit and loss years)       846,258      846,258      846,258

The accompanying notes are an integral part of these financial statements

First Mutual, Inc
Statement of Cash Flows
For the years ending September 30, 1996 and 1995

                                          September   September
                                           30, 1996    30, 1995
CASH FLOWS FROM OPERATIONS
Net income                                $ 155,381   $  80,370
Items not affecting cash:
Depreciation                                      0           0
(Increase) in accounts receivable            46,957       6,090
(Increase) decrease in prepaid and
  other assets                                    0       1,025
Increase (decrease) in accrued payroll
  and payroll taxes                        (184,337)     85,042

Net cash flows from operations               18,001     172,527

CASH FLOWS FROM INVESTMENTS:
Additions to other assets                    (1,457)          0

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt activities                 (20,161)   (197,016)


Net change in cash                           (3,617)    (24,489)

Cash, beginning of year                      49,419      73,908

Cash, end of year                            45,802      49,419

Cash paid during the year:
Interest                                     76,562      80,288


The accompanying notes are an integral part of these financial statements

First Mutual, Inc.
Statement of Accumulated Deficit
For the years ending September 30, 1996 and 1995

                                           September                September
                                            30, 1996                30, 1995
Accumulated Deficit Beginning of Year    $(4,946,427)              $(5,026,797)

Net Income                                   155,381                    80,370

Accumulated Deficit End of Year          $(4,791,046)              $(4,946,427)

First Mutual, Inc.
Notes to Financial Statements
September 30, 1995


NATURE OF BUSINESS AND STATUS OF OPERATIONS

First Mutual, Inc. formerly Mutual Enterprises Incorporated (Mutual), currently has only one operating subsidiary, Community Group, Inc., which was organized in Massachusetts in 1972 and provides rehabilitation and residential services for mentally retarded adults. The company operates residence facilities and a sheltered training center.

Substantially all of the Company's revenues arise from contractual services provided to and negotiated with the Massachusetts Department of Mental Retardation.

Losses in past years, due primarily to insufficient occupancy levels, had contributed to a condition where current liabilities substantially exceed current assets. The deficiency has been funded by personal advances and bank loans partially personally guaranteed by David B. Slater. These advances originally amounted to $928,000 and currently $254,446 at September 30, 1996. Also see notes 4 and 5.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of First Mutual, Inc. and its wholly-owned subsidiaries (the Company) which consist of the following companies:

The Community Group, Inc.
ABC Mobile Systems
BWS International, Ltd. (terminated operations March 1991)
BWS Group, Inc. (inactive)
BSNJ, Inc. (terminated operations in 1989)
Sizzleboard International, Inc. (inactive)

BAD DEBTS

The company has no allowance for doubtful accounts at September 30, 1996, 1995, and 1994.

DEPRECIATION

Property, plant and equipment are depreciated on the straight line basis over their estimated useful lives. Leasehold improvements are amortized on the straight line basis over the terms of their respective lives.

INCOME TAXES

The company and its subsidiaries file a consolidated Federal income tax return. The benefits attributable to investment tax credits and net operating losses can be applied to future years. No provision is made for current year income taxes due to use of the net operating loss. Net operating losses attributable to future years is $1,100,000 and expire through 2005. Available tax credits approximate $9,344 and expire through 1999.

EARNINGS PER SHARE

Earnings per share of common stock is computed on the base of weighted average number of shares of common stock and common stock equivalents. For purpose of computing weighted average common stock and common stock equivalents outstanding, the warrants discussed in note 8 are not included because the effects would have been antidilutive.

NOTE 2  OPERATING LEASES

The company leases facilities and vehicles under operating leases. Future minimum lease payments under operating leases for the three year period subsequent to September 30, 1996 are as follows:

                                     September 30, 1996   $42,000

                                     September 30, 1997    $42,000

NOTE 3  RELATED PARTY TRANSACTIONS

The company leases a facility for its health service division from David Slater under a month to month lease.

Advances from officer represent advances made by David Slater and bear interest at a rate 2% higher than bank debt, which is guaranteed personally by Mr. Slater.

NOTE 4  DEBT

Long-term debt consist of the following:

$680,000, Prime + 2, payable in 240 installments of principal and interest through December 1997 secured by all business assets and guaranteed by David Slater.

                                  For the years ended September 30,
                                              1996          1995

                                           $ 548,791      $568,496


Long-term debt maturing in the next five years is as follows:

           September 30, 1996     $ 27,000
           September 30, 1997     $521,791

NOTE 5 COMMON STOCK WARRANTS


The Company has granted 1,509,358 warrants, with seven years remaining in their lives, to purchase shares of the Company's common stock. These warrants were issued to Mr. & Mrs. David Slater for their assistance and personal guarantees in obtaining financing for the Company and foregoing interest on advances they made to the Company.

If Mr. & Mrs. Slater were to exercise all of the applicable warrants, their ownership of the Company would increase to 83.4% of the Company.