Form 10-Q
period 1996-12-31
FIRST MUTUAL INC
filed 1997-11-19
CIK 69280

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 Q

Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act Of 1934

For the Quarter Ended December 31, 1996   Commission File Number 0-4328

FIRST MUTUAL, INC.
(formerly  MUTUAL ENTERPRISES, INC.)

STATE OF INCORPORATION:     DELAWARE
IRS  EMPLOYER  IDENTIFICATION NUMBER:  04-2434444


120 BOYLSTON STREET
BOSTON, MA 02116
TELEPHONE:  (617)426-4020


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes       No  X
    ----    -----


As of December 31, 1996 there were 910,209 shares of common stock (par value $.10 per share) of the Company issued including 63,951 shares in the treasury of the Company.

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements


First Mutual, Inc.
Consolidated Balance Sheets
(unaudited)


ASSETS                                 December 31,     September 30,
                                           1996              1996
Current assets:
   Cash                                   119,902          45,802
   Accounts receivable                     77,443          78,142
   Prepaid expenses                             0          16,183
                                         --------        --------
     Total current assets                 197,345         140,127
Property and equipment:
   Furniture, fixtures &
     equipment                             78,303          78,303
   Leasehold improvements                  31,660          31,660
                                         --------        --------
     Total property and equipment         109,963         109,963

   Less accumulated depreciation         (108,506)       (108,506)
                                         --------        --------
Net property and equipment                  1,457           1,457

Total assets                              198,802         141,584
                                         ========        ========

See accompanying notes to consolidated financial statements

First Mutual, Inc.
Consolidated Balance Sheets
(unaudited)


LIABILITIES AND STOCKHOLDERS'                          December 31,    September 30,
  EQUITY                                                   1996             1996
Current liabilities:
   Current portion of long-term debt                       27,000          27,000
   Demand loans from officer and affiliate                118,152         150,000

 Accounts payable and
      accrued expenses                                    547,929         429,989
                                                       ----------      ----------
      Total current liabilities                           693,081         606,989

   Demand loans from officer and affiliate                      0         104,446
   Long-term debt, net of
      current portion                                     517,837         521,791
                                                       ----------      ----------
      Total liabilities                                 1,210,918       1,233,226
                                                       ----------      ----------
Net capital deficiency:
   Common stock, $.10 par value
       per share authorized 2,000,000
       shares issued 910,209, outstanding
       846,248                                             91,021          91,021

   Additional paid-in capital                           3,644,837       3,644,837
   Accumulated deficit                                 (4,711,520)     (4,791,046)
   Treasury stock, 63,951 shares
      of common stock at cost                             (36,454)        (36,454)
                                                       ----------      ----------
      Total net capital deficiency                     (1,012,116)     (1,091,642)
                                                       ----------      ----------
      Total liabilities and
       stockholders' equity                               198,802         141,584
                                                       ==========      ==========

See accompanying notes to consolidated financial statements

First Mutual, Inc.
Statement of Income
(unaudited)


                                  Three months ended
                                       December,
                                    1996      1995
                                    ----      ----
Revenue:
  Health care services             844,923   776,658
                                   -------   -------
    Total revenue                  844,923   776,658
                                   -------   -------
 Costs and expenses:
  Cost of health care services     694,590   610,454
  Selling, general and admin        54,154    50,005
                                   -------   -------
    Total costs:                   748,744   660,459

Income from operations              96,179   116,199

Interest expense, net               16,653   (16,311)
                                   -------   -------
 Net income/(loss)                  79,526    99,888
                                   =======   =======

Income/(loss) per share               0.09      0.12

Weighted average number
  of shares                        846,258   846,258

See accompanying notes to consolidated financial statements

First Mutual, Inc
Statement of Cash Flows
(unaudited)


                                                   Three Months Ended
                                         December 31, 1996   December 31, 1995
                                         -----------------   -----------------
 Cash flows from operating activities:
  Net income                                    79,526             99,888
  Items not affecting cash:
   Depreciation                                      0                  0
   (Increase) decrease in accounts
    receivable                                     699              5,592
   (Increase) decrease in prepaid and
    other current assets                        16,183               (567)
   Increase (decrease) in  accounts
    payable
    and accrued expenses                       117,940             13,595
                                              --------            -------
    Net cash provided by operating
     activities                                214,348            118,508
                                              --------            -------
 Cash flows from financing activities:
  Payment on note payable                     (140,248)           (43,415)
                                              --------            -------
    Net cash used for financing
     activities                               (140,248)           (43,415)
                                              --------            -------
    Net change in cash                          74,100             75,093

    Cash, beginning of period                   45,802             49,419
                                              --------            -------
    Cash, end of period                        119,902            124,512
                                              ========            =======

See accompanying notes to consolidated financial statements.

FIRST MUTUAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by First Mutual, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-K for the fiscal year ended September 30, 1996.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Consolidated revenues for the quarter ended December 31, 1996 were $844,923 resulting in net income for the quarter of $79,526.

For the quarter ended December 31, 1996, Community Group, Inc. had income from operations of $150,333 before interest expense of $7,256. The Community Group receives funding from the Commonwealth of Massachusetts that has enabled Community Group to meet its obligations.

ABC Mobile Systems had no activity during the quarter ended December 31, 1996.

Liquidity and Capital Resources:

The Company had a cash balance of $119,902 and an accounts receivable balance of $77,443 at December 31, 1996.

Cash flows in the quarter ended December 31, 1996 as in the fiscal year ended September 30, 1996 were relatively stable. In prior years the Company experienced a large cash shortfall which was met by:

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

PART II. OTHER INFORMATION

See Part II of Form 10-K for the year ended September 30, 1996. No significant changes have occurred since that report and no reports on Form 8-K were filed during the quarter ended December 31, 1996

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FIRST MUTUAL, INC.
(Formerly Mutual Enterprises, Incorporated)
(Registrant)



DATE: November 3, 1997                            David  B. Slater
                                                  Director and Principal
                                                   Executive Officer



DATE: November 3, 1997                            Diane M. Fleming
                                                  Clerk and Director