Form 10-Q
period 1997-03-31
FIRST MUTUAL INC
filed 1997-11-19
CIK 69280

SECURITIES AND  EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 Q

Quarterly Report Under Section 13 or 15 (d) of  the
Securities Exchange Act  Of  1934

For the Quarter Ended March 31, 1997 Commission File Number 0-4328

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

Yes        No  X
    -----    -----


As of March 31, 1997 there were 910,209 shares of common stock (par value $.10 per share) of the Company issued including 63,951 shares in the treasury of the Company.

Part I. Financial Information
ITEM 1. Condensed Consolidated Financial Statements

First Mutual, Inc.
Consolidated Balance Sheets
(unaudited)


ASSETS                               March 31,   September 30,
                                       1997          1996
Current assets:
 Cash                                   95,151          45,802
 Accounts receivable                   115,665          78,142
 Other assets                                0          16,183
                                      --------        --------
  Total current assets                 210,816         140,127
Property and equipment:
   Furniture, fixtures &
     equipment                          78,303          78,303
   Leasehold improvements               31,660          31,660
                                      --------        --------
     Total property and equipment      109,963         109,963

   Less accumulated depreciation      (108,506)       (108,506)
                                      --------        --------
Net property and equipment               1,457           1,457

Total assets                           212,273         141,584
                                      ========        ========

See accompanying notes to consolidated financial statements

First Mutual, Inc.
Consolidated Balance Sheets
(unaudited)

LIABILITIES AND STOCKHOLDERS'                            March 31,           September 30,
  EQUITY                                                   1997                  1996
Current liabilities:
 Current portion of long-term debt                         27,000                27,000
 Demand loans from officer and affiliate                  127,038               150,000

Accounts payable and
  accrued expenses                                        534,999               429,989
                                                       ----------            ----------
  Total current liabilities                               689,037               606,989

 Demand loans from officer and affiliate                        0               104,446
 Long-term debt, net of
   current portion                                        511,216               521,791
                                                       ----------            ----------
  Total liabilities                                     1,200,253             1,233,226
                                                       ----------            ----------
Net capital deficiency:
 Common stock, $.10 par value
  per share authorized 2,000,000
  shares issued 910,209, outstanding
  846,248                                                  91,021                91,021

Additional paid-in capital                              3,644,837             3,644,837
Accumulated deficit                                    (4,687,384)           (4,791,046)
Treasury stock, 63,951 shares
 of common stock at cost                                  (36,454)              (36,454)
                                                       ----------            ----------
  Total net capital deficiency                           (987,980)           (1,091,642)
                                                       ----------            ----------
  Total liabilities and stockholders'
   equity                                                 212,273               141,584
                                                       ==========            ==========

See accompanying notes to consolidated financial statements

First Mutual, Inc.
Statement of Income
(unaudited)

                                   Three months ended    Six Months ended
                                         March,               March,
                                    1997      1996       1997       1996
                                    ----      ----       ----       ----
Revenue:
 Health care services              849,631   887,828  1,694,554  1,664,486
                                   -------   -------  ---------  ---------
    Total revenue                  849,631   887,828  1,694,554  1,664,486
                                   -------   -------  ---------  ---------
 Costs and expenses:
 Cost of health care services      564,265   783,658  1,258,855  1,394,112
 Selling, general and admin        247,402    21,170    301,556     71,175
                                   -------   -------  ---------  ---------
    Total costs:                   811,667   804,828  1,560,411  1,465,287

Income from operations              37,964    83,000    134,143    199,199

Interest expense, net               13,828    14,722     30,481     31,033
                                   -------   -------  ---------  ---------
 Net income/(loss)                  24,136    68,278    103,662    168,166
                                   =======   =======  =========  =========

Income/(loss) per share               0.03      0.08       0.12       0.20

Weighted average number
 of shares                         846,258   846,258    846,258    846,258

See accompanying notes to consolidated financial statements

First Mutual, Inc
Statement of Cash Flows
(unaudited)

                                                            Six Months Ended
                                                  March 31, 1997           March 31, 1996
                                                  --------------           --------------
Cash flows from operating activities:
 Net income                                          103,662                  168,166
 Items not affecting cash:
  Depreciation                                             0                        0
  (Increase) decrease in accounts receivable         (37,523)                (109,242)
  (Increase) decrease in prepaid and
   other current assets                               16,183                   (2,276)
  Increase (decrease) in  accounts payable
   and accrued expenses                              105,010                   83,979
                                                    --------                 --------
   Net cash provided by operating activities         187,332                  140,627
                                                    --------                 --------
Cash flows from financing activities:
 Payment on note payable                            (137,983)                (199,330)
                                                    --------                 --------
   Net cash used for financing activities           (137,983)                (199,330)
                                                    --------                 --------
   Net change in cash                                 49,349                  (58,703)

   Cash, beginning of period                          45,802                   49,419
                                                    --------                 --------
   Cash, end of period                                95,151                   (9,284)
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


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Consolidated revenues for the quarter ended March 31, 1997 were $849,631 resulting in net income for the quarter of $24,136.

For the quarter ended March 31, 1997, Community Group, Inc. had income from operations of $232,775. The Community Group receives funding from the Commonwealth of Massachusetts that has enabled Community Group to meet its obligations.

ABC Mobile Systems had no activity during the quarter ended March 31, 1997.

Liquidity and Capital Resources:

The Company had a cash balance of $95,151 and an accounts receivable balance of $115,665 at March 31, 1997.

Cash flows in the quarter ended March 31, 1997 as in the fiscal year ended September 30, 1996 were relatively stable. In prior years the Company experienced a large cash shortfall which was met by:

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

PART II.  OTHER INFORMATION

See Part II of Form 10-K for the year ended September 30, 1996. No significant changes have occurred since that report and no reports on Form 8-K were filed during the quarter ended March 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FIRST MUTUAL, INC.
(Formerly Mutual Enterprises, Incorporated)
(Registrant)



DATE: November 6, 1997                            David  B. Slater
                                                  Director and Principal
                                                  Executive Officer



DATE: November 6, 1997                            Diane M. Fleming
                                                  Clerk and Director