Form 10-Q
period 1997-06-30
FIRST MUTUAL INC
filed 1997-12-22
CIK 69280

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act Of
1934

For the Quarter Ended June 30, 1997   Commission File Number 0-4328

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

Yes   X    No
    -----    -----


As of June 30, 1997 there were 910,209 shares of common stock (par value $.10 per share) of the Company issued including 63,951 shares in the treasury of the Company.

Part I. Financial Information
Item I. Condensed Consolidated Financial Statements


First Mutual, Inc.
Consolidated Balance Sheets
(unaudited)

ASSETS                               June 30,     September 30,
                                       1997           1996
Current assets:
   Cash                                77,016          45,802
   Accounts receivable                 88,545          78,142
   Prepaid expenses                       0            16,183
                                     --------        --------
     Total current assets             165,561         140,127
Property and equipment:
   Furniture, fixtures &
     equipment                         78,303          78,303
   Leasehold improvements              31,660          31,660
                                     --------        --------
     Total property and equipment     109,963         109,963

   Less accumulated depreciation     (108,506)       (108,506)
                                     --------        --------
Net property and equipment              1,457           1,457

     Total assets                     167,018         141,584
                                      =======         =======



See accompanying notes to consolidated financial statements

First Mutual, Inc.
Consolidated Balance Sheets
(unaudited)

LIABILITIES AND STOCKHOLDERS'                   June 30,      September 30,
  EQUITY                                          1997            1996
Current liabilities:

   Current portion of long-term debt             27,000             27,000
   Demand loans from officer and affliate       210,246            150,000
   Accounts payable and
      accrued expenses                          600,495            429,989
                                             ----------         ----------
      Total current liabilities                 837,741            606,989

   Demand loans from officer                          0            104,446
   Long-term debt, net of
      current portion                           504,816            521,791
                                             ----------         ----------
      Total liabilities                       1,342,557          1,233,226
                                             ----------         ----------
Net capital deficiency:
   Common stock, $.10 par value
       per share authorized 2,000,000
       shares issued 910,209, outstanding
       846,248                                   91,021             91,021

   Additional paid-in capital                 3,644,837          3,644,837
   Accumulated deficit                       (4,874,943)        (4,791,046)
   Treasury stock, 63,951 shares
      of common stock at cost                   (36,454)           (36,454)
                                             ----------         ----------
      Total net capital deficiency           (1,175,539)        (1,091,642)
                                             ----------         ----------
      Total liabilities and stockholders'
         equity                                 167,018            141,584
                                             ==========         ==========

See accompanying notes to consolidated financial statements

First Mutual, Inc.
Statement of Income
(unaudited)

                                  Three months ended       Nine months ended
                                        June30,                June 30,
                                    1997       1996        1997        1996
                                  --------   --------   ---------   ---------
Revenue:
  Health care services             581,352    606,735   2,275,906   2,271,221
                                  --------   --------   ---------   ---------
   Total revenue                   581,352    606,735   2,275,906   2,271,221
                                  --------   --------   ---------   ---------
 Costs and expenses:
  Cost of health care services     645,044    631,407   1,903,899   2,025,519
  Selling, general and admin       109,816     86,020     411,372     157,195
                                  --------   --------   ---------   ---------
   Total costs:                    754,860    717,427   2,315,271   2,182,714

Income from operations            (173,508)  (110,692)    (39,365)     88,507

Interest expense, net               14,051      6,780      44,532      37,813
                                  --------   --------   ---------   ---------
 Net income/(loss)                (187,559)  (117,472)    (83,897)     50,694
                                  ========   ========   =========   =========

Income/(loss) per share               (.22)     (0.14)       (.10)       0.06

Weighted average number
 of shares
                                   846,258    846,258     846,258     846,258


See accompanying notes to consolidated financial statements

First Mutual, Inc
Statement of Cash Flows
(unaudited)



                                                      Nine Months Ended
                                             June 30, 1997      June 30, 1996
                                             -------------      -------------
 Cash flows from operating
  activities:
  Net income (loss)                                (83,897)             50,694
  Items not affecting cash:

    (Increase) decrease in accounts
     receivable                                    (10,403)             33,312
    (Increase) decrease in prepaid
     and other current assets                       16,183              (6,583)
    Increase (decrease) in
     accounts payable
      and accrued expenses                         170,506             122,548
                                                   -------             -------

 Net cash provided by operating activities          92,389             199,971
                                                   -------             -------
 Cash flows from financing activities:
 Payment on note payable                           (61,175)           (217,287)
                                                   -------            --------
      Net cash used for financing
       activities                                  (61,175)           (217,287)
                                                   -------            --------
      Net change in cash                            31,214             (17,316)

      Cash, beginning of period                     45,802              49,419
                                                   -------            --------
      Cash, end of period                           77,016              32,103
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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Consolidated revenues for the nine months ended June 30, 1997 were $2,275,906 resulting in net loss of $83,897.

For the nine months ended June 30, 1997, Community Group, Inc. had income from operations of $101,365. The Community Group receives funding from the Commonwealth of Massachusetts that has enabled Community Group to meet its obligations.

ABC Mobile Systems had no activity during the nine months ended June 30, 1997

Liquidity and Capital Resources:

The Company had a cash balance of $77,016 and an accounts receivable balance of $88,545 at June 30, 1997

Cash flows in the nine months ended June 30, 1997 as in the fiscal year ended September 30, 1996 were relatively stable. In prior years the Company experienced a large cash shortfall which was met by:

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



FIRST MUTUAL, INC.
(Formerly Mutual Enterprises, Incorporated)
(Registrant)



DATE: December 3, 1997                            David  B. Slater
                                                 Director and Principal
                                                 Executive Officer



DATE: December  3, 1997                           Diane M. Fleming
                                                 Clerk and Director