Form 10-K405
period 1997-09-30
FIRST MUTUAL INC
filed 1998-06-12
CIK 69280

Securities and Exchange Commission
Washington, D.C. 20549-1004

FORM  10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997
Commission file number 0-4328

FIRST MUTUAL, INC.
(formerly MUTUAL ENTERPRISES, INC.)

DELAWARE                   04-2434444

120 Boylston Street, Boston, MA 02116

Registrants telephone number, including area code: (617) 426-4020

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.10 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  ___________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

YES  X           NO____
    ---

On September 30, 1997 there were 3,479,567 shares of common stock of the Registrant issued including 63,951 shares in the treasury of the Registrant.

On September 30, 1997 there was no available market price for the shares of common stock of the Registrant.

PART I

ITEM 1. BUSINESS

First Mutual, Inc. (Formerly Mutual Enterprises, Incorporated) ("Registrant") was organized as a Delaware corporation in March, 1968 and conducts its business through The Community Group, Inc., its wholly owned subsidiary and only active and operating company.

(a)  ABC MOBILE SYSTEMS, INC.

Through its now inactive wholly owned subsidiary ABC Mobile Systems, Inc. ("ABC Mobile") the Registrant operated as a franchiser of a wholesale mobile automobile brake business, offering complete automotive brake repair service and replacement parts sales to customers at the customer's place of business. Because of competitive and economic reasons, including the closures of repair facilities at a significant number of gas stations nationally and the significant increase in specialty brake repair service alternatives for the motoring public, the Registrant ceased selling new brake business franchises in 1986 and thereafter sold outright its existing franchises to its existing franchise owners. As of September 30, 1997 no franchises of ABC Mobile remained operational.

(b)  COMMUNITY GROUP, INC.

The Community Group, Inc. ("Community Group"), the sole operating wholly-owned subsidiary of the registrant, was organized as a Massachusetts corporation in 1972. Community Group provides habilitative and training services for developmentally disabled adults through the operation of residential facilities located in Wakefield, Lynn, Lowell, Melrose, Dracut and Weymouth and an 8,000 square foot Training Center in Wakefield, Massachusetts. Community Group seeks to develop within each client a sense of personal dignity, awareness of and respect for human rights, the ability to adjust in social situations with peers and others and to help each in attaining the highest possible degree of independence. The support services currently offered by Community Group comprise arranging psychological consultation and testing, counseling, speech therapy and tutoring. Other services include on-call relationships with local physicians, neurologists, audiologists, ophthalmologists, psychiatrists and physical therapists and other appropriate professionals.

The programs offered by the Community Group are required to meet the requirements of and obtain the approval of the following agencies: Massachusetts Department of Social Services, Massachusetts Department of Mental Retardation, Massachusetts Office for Children, Massachusetts Department of Special Education. Annual contracts executed by Community Group and each of these approved agencies, constitute in excess of 90% of the revenues received by Community Group in fiscal year 1997. Contracts are executed as clients are accepted by Community Group and funding is made by the respective agency.

Facilities operated by Community Group must comply with the licensing requirements of the Department of Social Services and Mental Retardation and meet the requirements of municipal building codes, health codes and local fire codes. In granting and renewing a facility's license, a health agency considers, among other things, the physical aspects (building and furnishings), the qualifications of the administrative, direct care and other support staff, the quality of care, training and service and the continuing compliance of such facility with the laws and regulations applicable to its operations.

In general, the terms of the contracts by and between the above agencies and Community Group, obligate Community Group to provide residential and employment training services for clients. Contracts typically have a one year term with four options to renew for successive one year periods. At the end of the five year period the contracts come up for competitive bidding. All client contracts of The Community Group which have been competitively re-bid have been renewed with The Community Group. Revenues are received by Community Group on a per day rate basis, payable bi-monthly.

Contracts representing 67% of Community Group's gross revenue are due to be rebid in fiscal year 1999. Contracts representing 15% of Community Group's gross revenue are due to be rebid in fiscal year 2000. Contracts representing the remaining 18% of Community Group's gross revenue are due to be rebid in fiscal year 2002.

If any of the above contracts with Community Group are terminated or fail to be renewed or any health agency fails to renew any facility of The Community Group, it could have a material adverse effect on the Registrant's business, financial condition and results of operations.

(c)  BWS INTERNATIONAL, LTD.

BWS Group, Inc., an inactive wholly-owned subsidiary of the Registrant, was organized as a Massachusetts corporation on February 22, 1983 to enter into the business of retailing luxury women's fashions. Through its now inactive wholly owned subsidiaries, BWS International, Inc. (a Delaware corporation), BSDJ, Inc. (a Texas corporation) and BSNJ, Inc. (a New Jersey corporation), the registrant operated retail stores in Boston, Massachusetts, Dallas, Texas and Short Hills, New Jersey featuring Yves Saint Laurent (YSL) clothing and accessories. Due to poor sales, all stores were closed by 1991 and the companies remain inactive.

EMPLOYMENT
Registrant employed 101 persons on September 30, 1997, all of whom were employed by the Community Group.

REVENUES:

The Department of Mental Retardation in the Commonwealth of Massachusetts accounted for in excess of 90% of the revenue received by Community Group in 1997 and 1996. In 1995 it accounted for 92%.

WORKING CAPITAL:

The registrant experienced a severe working capital shortage during the period 1986 through 1987 creating a negative net worth. Cash shortages were funded by personal loans aggregating $865,093 from David B. Slater, President and Board Chairman and its principal stockholder and his wife Barbara Slater and by bank refinancing of $680,000 personally guaranteed and collateralized by David and Barbara Slater as a condition of the refinancing.

Principally because of these additional debt service requirements, working capital shortfalls continued. These shortfalls were funded by Mr. Slater allowing the Registrant to defer principal and interest payments, his salary, and rent due on facilities leased by the Registrant from him, so that the Registrant could meet its other obligations See "Certain Transactions."

COMPETITIVE CONDITION:

1.  The Community Group, Inc.:
    --------------------------
In accordance with governmental regulations, every five years, all health service contracts including those of Community Group are offered to all interested parties for competitive bidding. The Community Group must therefore compete in price, service, and quality on each of its contracts. Contracts representing 67% percent of Community Group's revenue are due to be rebid in fiscal year 1999; 15% are due to be rebid in fiscal 2000 and the remaining 18% are due to be rebid in fiscal 2002. Although since its inception in 1972, Community Group has without interruption or exception been granted consecutive contracts, there can be no assurance that Community Group will continue to be granted renewals of its existing health service contracts and/or will be able to enter into additional health service contracts on terms favorable to Community Group. Failure of Community Group to renew such contracts or enter into additional contracts would have a material adverse effect on the business, financial condition and results of operation of Community Group and the Registrant.

2.  ABC Mobile:

ABC Mobile is a defendant with other defendants in lawsuit in California, no motions or correspondence has taken place in this litigation in more that five years.

ITEM 2. PROPERTIES
The Community Group, leases a single family residence in Wakefield, Massachusetts owned by David B. Slater and his wife, a two family residence in Weymouth, Massachusetts owned 50% by David B. Slater and his wife and two apartments in a four apartment residential property in Wakefield, Massachusetts owned 75% by David B. Slater and his wife. David B. Slater is President and Chief Executive Officer and principal stockholder of the Registrant. Rents being paid by The Community Group on the foregoing properties which include the requirement to pay real estate taxes, maintenance and insurance costs, which the Registrant believes are at fair market value are as follows:

                                     Monthly    Commencing     Terminating
1. 40 Avon Street, Wakefield          $2,250     11/1/97         10/31/12
2. 6 A Columbia Road, Wakefield       $1,000     1/1/98          12/31/13
3. 6 B Columbia Road, Wakefield       $1,100     1/1/98          12/31/13
4. 1023/1025 Front Street, Weymouth   $2,000     1/1/98          12/31/13

The monthly rents for each of the above facilities increases each 36 months by approximately 10%. The registrant believes that existing facilities are adequate for its near term needs.

ITEM 3. LEGAL PROCEEDINGS

The Registrant's wholly owned subsidiary ABC Mobile Brake is a party in a litigation in which no action has been taken in the last five years.

As of the date of this report the Registrant is aware of the following pending legal proceedings to its inactive subsidiary, ABC Mobile Systems:

ABC Mobile is a defendant along with twenty (20) other defendants in an action brought in the Superior Court of the State of California on November 22, 1985 by Edna Smith, et al., on behalf of the surviving members of the family of Francis L. Smith for wrongful death, strict liability, negligence, fraud and conspiracy. The plaintiffs in the action allege that a cause of the decedent's death was his exposure to asbestos, part of which exposure was allegedly sustained while an employee of an automobile repair and service station which installed asbestos brake linings on customers' cars and which station on one singular occasion was a customer of an ABC Mobile Brake franchise owner. The plaintiff seeks a sum in excess of $15,000, legal costs and damages. The Registrant is not a party to this suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS.

(a)  Market Information
On September 30, 1997 there was no established trading market for shares of the Registrant's common stock.

Stockholders:
-------------

The approximate number of record holders of common stock on September 30, 1997 was 670.

Dividends:
----------

No cash dividends have been declared by the Registrant during 1997 and 1996 fiscal years.

ITEM 6. SELECTED FINANCIAL DATA

Set forth in exhibit 1 are selected consolidated financial data derived from the income statements of the Registrant for the periods ended September 30, 1997, 1996, 1995, 1994, and 1993 derived from the balance sheets for the Registrant for the same periods. The selected consolidated financial data should be read in conjunction with the Management's Discussion of Financial Condition and Results of Operations and the financial statements and related notes included therein and are qualified by reference to such financial statements and related notes.

EXHIBIT 1
                                                                 September 30,
                                                                 -------------

                                            1997         1996         1995        1994          1993
Operating Data
Revenues                                $3,358,161   $3,181,963   $2,869,838    $3,116,933   $2,976,471
Operating Income or (Loss)                 130,178      231,943      160,658       (90,950)     185,615
Other Income (Expense)                     (56,745)     (76,562)     (80,288)      285,463     (101,014)
Income (Loss) Before                        73,433      155,381       80,370       194,513       84,601
Income (Loss) Per Share
  Before Extraordinary Item                    .02          .18          .09          0.23          .10
Income (Loss) Per Share                        .02          .18          .09          0.23          .10


Balance Sheet Data
Cash and Temporary Investments          $   47,445   $   45,802   $   49,419    $   73,908    $ (30,297)
Accounts Receivable Net of
  Allowance for Doubtful Accounts          132,029       78,142      125,099       131,189      232,322
Current Assets                             195,657      140,127      190,701       205,097      213,221
Current Liabilities                        988,093      606,989      791,326       709,284      811,921
    Working Capital                       (792,436)    (466,862)     (600,625)    (504,187)    (598,700)

Total Assets                               210,820      141,584      190,701     222,305      236,007
Long Term Obligations                            0      626,237      646,398     565,801      594,522
Equity                                    (777,273)  (1,091,642)  (1,247,023) (1,052,780)  (1,170,436)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview:
---------
100% of the Registrant's revenue is generated from its wholly owned subsidiary Community Group, Inc. Community Group, Inc. operates as a provider of habilitative and training services to developmentally disabled adults.

Currently there are 24 residential facilities and a training center in greater Boston. Community Group, Inc. has 101 employees. The Community Group receives its income substantially through governmental contracts for the care of developmentally disabled adults.

Results of Operations:
----------------------

The Registrant operates on approved annual budgets substantially funded by contracts with governmental agencies. As a result of previous losses the Registrant has a negative net worth, limited liquidity, and no operational debt facility. Working capital needs have been met by advances from David Slater, President and Board Chairman.

First Mutual, Inc. for the fiscal year ended September 30, 1997, the Registrant's consolidated revenues were $3,358,161 resulting in income from operations of $130,178 and net income of $73,433 .

Community Group, Inc. had for fiscal year ended September 30, 1997 operating income of $177,445 before interest expense of $13,570 resulting in net income of $163,875.

During fiscal year ended September 30, 1997 Community Group continued implementing a new supported living program for some of its clients. Under the concept of supported living, clients lead a more independent, less supervised lifestyle. Community Group during fiscal 1997 continued to expand by providing additional supported living services.

The Registrant's expense structure is controlled through contracts with governmental agencies. Budgets are predetermined and monitored. The Registrant does no marketing. Any excess cash is invested in simple interest bearing bank accounts. The Registrant has a debt of $525,411 with an interest rate of 9.5% as of September 30, 1997. The Registrant does not conduct any financing operations.

LIQUIDITY AND CAPITAL RESERVES:
Cash flows in fiscal 1997 were stable. In 1986 - 1987 the Registrant experienced a severe cash shortage. Those shortages were met by:

1) Loans to the Registrant, aggregating $865,093, payable on demand with interest at 2% over the rate charged the Registrant on that bank's loan to David B. Slater, President and Chief Executive Officer of the Registrant and his wife, Barbara W. Slater.

2) Bank refinancing of $680,000. In connection with this refinancing, David B. Slater, principal stockholder and President and Chief Financial Officer of the registrant and his wife, Barbara W. Slater were required by the bank to personally guarantee and collaterize $227,000 (1/3/rd/) of this loan.

3) David B. Slater allowed the Registrant to defer payments of principal and interest payments, salary and rents due the Slaters.

In return for their $865,093 loan to the Registrant and guarantee and collateralization of its bank refinancing at that time, as well as for allowing the Registrant to defer payments of principal and interest payments, rents due of facilities leased by the registrant from Mr. Slater and salary due as required by the cash flow of the registrant, the Registrant granted Warrants to purchase a total of 2,569,358 shares of the Registrant's common stock to David
B. Slater and Barbara W. Slater at an exercise price of $.10 per share.

On January 2, 1997, Mr. and Mrs. Slater exercised all of the applicable Warrants, increasing their aggregate ownership in the Registrant to 86.63%. In view of the above debt repayment requirements the Registrant has not generated any surplus cash and/or liquidity.

In the future, management of the Registrant expects to reduce costs in Community Group, expand into new similar programs and negotiate future increases in rates under state contracts.

ABC Mobile Systems and BWS Group, Inc. have ceased operations permanently.

CASH FLOWS:
The Registrant operates on budgets with governmental agencies. Cash flows from these contractual obligations allow for limited annual expansion of programs.

As of September 30, 1997, the balance owed by the registrant to David and Barbara Slater is $103,571. David and Barbara Slater have also guaranteed $227,000 of an additional $680,000 bank loan to the Registrant which has a principal balance of $525,411 at September 30, 1997. The note is due and payable 06/15/98. If the Registrant fails to refinance, the Registrant does not have sufficient capital to remain in operations.

There are no unused sources of liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements immediately after the Signature Page.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The terms of the directors are for the ensuing year and/or until successors have been elected and qualified. No officer or Director is involved in any legal proceeding.

DAVID B. SLATER, age 63. Director since 1968. Chairman of the Board, President and Chief Executive Officer of the Registrant; Executive Director of The Community Group, Inc.

DIANE M. FLEMING, age 37. Director since December 1987 and Corporate Secretary Director of Administration of the Registrant since September 1987.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS
(See exhibit 2)
EXHIBIT 2

Name of               Capacities in          Salaries &     Forms of      Insurance    Aggregate
Individual &              which            Directors Fees   Remuneration  Benefits     Contingent
Identity of Group      Remuneration                                                     Forms of
                       was Received                                                    Remuneration
DAVID B.              President, Chief        $185,000      $20,000         $4,793
SLATER                Exec. Officer,                                                  1,734,679 warrants
                      Chairman of the                                                        Exercised
                      Board

All Officers &                                $225,000                      $4,793
Directors as a
Group

* The Registrant maintains medical insurance for all employees. Registrant provides a 401K retirement plan for all employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(See exhibit 3)
EXHIBIT 3

                                            Amount &
      Title             Name &             Nature of       Percent
       of             Address of           Beneficial        of
      Class        Beneficial Owner        Ownership       Class
-------------   -----------------------   ------------   ---------
Common Stock       David B. Slater/1/       3,014,808       86.63%
                   410 South Street
                   Needham, MA 02192

                   Barbara W. Slater/2/     3,014,808       27.18%
                   410 South Street
                   Needham, MA 02192
                                              owned        owned
                                            ---------     --------
                   Officers and Directors   3,014,808       86.63%

______________________
/1/ Includes 945,929 shares of common stock held by his wife, Barbara Slater. Mr. Slater disclaims any beneficial ownership of common stock held by his wife. /2/ Includes 2,068,879 shares of common stock held by her husband, David B.Slater. Mrs. Slater disclaims any beneficial ownership of common stock held by her husband as a Group (2 persons)
David B. Slater & Barbara Slater disclaim any beneficial ownership in the shares of their children or any other person.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following facilities leased to a subsidiary of the Registrant are owned by David B. Slater and his wife:

                                        Monthly    Commencing  Terminating
1. 40 Avon Street, Wakefield            $2,250     11/1/97     10/31/12
2. 6 A Columbia Road, Wakefield         $1,000      1/1/98     12/31/13
3. 6 B Columbia Road, Wakefield         $1,100      1/1/98     12/31/13
4. 1023/1025 Front Street, Weymouth     $2,000      1/1/98     12/31/13

The Registrant is of the opinion that the rentals are on terms comparable to that obtained in the area for similar type facilities. Leasee also pays all real estate taxes, insurance and maintenance costs on all rentals on properties 1 and 4.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.   The following documents are filed as part of this 10-K report:

Balance Sheets - September 30, 1997 and 1996
Statements of Income and Accumulated Deficit - years ended September 30, 1997, 1996 and 1995
Statements of Cash Flows years ended September 30, 1997 and 1996
Notes to financial Statements -
All other schedules are omitted as the required information is inapplicable or the required information is included in the financial statements or related notes.

2. No reports were filed on Form 8-K during the fiscal year ended September 30, 1997.

3.   Exhibits.

(a) Copies of leases have been filed with the Registrant's Report on Form 10K for the prior fiscal year and pursuant to Rule 12b-32 are hereby incorporated by reference.

(b)  The Registrant's wholly owned subsidiaries as follows:

ABC Mobile Systems (a California Corporation, dab ABC Mobile Brake); (Inactive) The Community Group, Inc. (a Massachusetts Corporation, d.b.a. Community Group); BWS International, Ltd. ( a Massachusetts Corporation, dba Saint Laurent Rive Gauche); (Inactive)
Sizzleboard International, Inc. (a Massachusetts Corporation, inactive since
1975); (Inactive)
BSNJ, Inc. (a New Jersey Corporation, dba Saint Laurent Rive Gauche). (Inactive)


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

FIRST MUTUAL, INC.
(Formerly Mutual Enterprises, Incorporated)
David B. Slater
Chairman and President

Pursuant to the requirement of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                            DATE:
David B. Slater                             April 6, 1998
Director and
Principal  Executive Officer
Diane M. Fleming                            April 6, 1998
Clerk and Director

December 31, 1997

To the Board of Directors

First Mutual, Inc.
Boston, Massachusetts

We have audited the accompanying balance sheet of First Mutual, Inc. as of September 30, 1997 and the related statements of income, accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the organization's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of First Mutual, Inc. as of September 30, 1996 and 1995, were audited by other auditors whose report dated December 31, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Mutual, Inc. as of September 30, 1997.1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Peter Arnold, CPA
December 12, 1997


First Mutual, Inc.
Balance Sheet
As of September 30, 1997 and 1996

ASSETS

                                         September    September
                                         30, 1996      30, 1997
Current Assets:
Cash                                      $47,445        $45,802
Accounts receivable                       132,029         78,142
Prepaid expenses                           16,183         16,183

Total Current Assets                      195,657        140,127

Property and Equipment:
Furniture's, fixtures & equipment          94,537         78,303
Leasehold improvements                     31,660         31,660

Total Property and Equipment              126,197        109,963

Less accumulated depreciation            (111,034)      (108,506)

Net Property and Equipment                 15,163          1,457

Total Assets                              210,820        141,584

The accompanying notes are an integral part of these financial statements



First Mutual, Inc.
Balance Sheet
As of September 30, 1997 and 1996

LIABILITIES AND STOCKHOLDER EQUITY
                                              September           September
                                              30, 1997            30, 1996

Liabilities:
Current portion of long-term debt                $   525,411        $    27,000
Demand loans from officer, (note 5)                  103,571            150,000
Accounts payable & accrued expenses                  359,111            429,989

Total current liabilities                            988,093            606,989

Demand loans from officer, (note 5)                        0            104,446
Long-term debt net of current portion                      0            521,791

Total liabilities                                    988,093          1,233,226


Net Capital Deficiency:
Common stock, $.10 par value as
of  September 30, 1997: 4,000,000 shares
 authorized,  3,479,567 issued,
3,415,616 outstanding; as of September
30, 1996: 2,000,000 shares authorized,
910,209 issued, 846,258 outstanding                  331,957             91,021

Additional paid-in capital                         3,644,837          3,644,837
Accumulated deficit                               (4,717,613)        (4,791,046)
Treasury stock, 63,951 shares
of common stock at cost                              (36,454)           (36,454)

Total stock holders' equity                         (777,273)        (1,091,642)

Total liabilities and stockholders' equity           210,820            141,584

The accompanying notes are an integral part of these financial statements

First Mutual, Inc.
Statement of Income
For the years ending September 30, 1997, 1996, and 1995

                                            September    September    September
                                            30,1997      30,1996      30,1995
Revenue:
Health care services                       3,358,161    3,181,963    $2,869,838

Total revenue                                    3,358,161    3,181,963    2,869,838

Costs and expenses:
Cost of health care services                     3,045,716    2,753,092    2,610,731
General and administrative                         182,267      196,928       98,449

Total costs & expenses                           3,227,983    2,950,020    2,709,180

Income from operations                             130,178      231,943      160,658

Other Income (Expenses):
Interest income                                    152,402            0            0
Interest expense                                   (72,147)     (76,562)     (80,288)

Total other income (expense)                       (56,745)     (76,562)     (80,288)

Net income                                          73,433      155,381       80,370

Income per share (notes 1&6)
Income before extraordinary item                      $.02         $.18         $.09

Weighted average number of common share
outstanding (common stock equivalents are
anti-dilutive in both profit and loss years)     3,415,616      846,258      846,258

The accompanying notes are an integral part of these financial statements


First Mutual, Inc.
Statement of Cash Flows
For the years ending September 30, 1997 and 1996

                                             September           September
                                              30, 1997           30, 1996
CASH FLOWS FROM OPERATIONS

Net income                                       $  73,433       $ 155,381
Items not affecting cash:
Depreciation                                         2,528               0
(Increase) in accounts receivable                  (53,887)         46,957
(Increase) decrease in prepaid and
  other assets                                       1,457               0
Increase (decrease) in accounts payable &
accrued expenses                                   (70,878)       (184,337)

Decrease in demand loan
officer and affiliate                             (150,875)              0

Net cash flows from operations                    (198,222)         18,001

CASH FLOWS FROM INVESTMENTS:
Additions to other assets                          (17,691)         (1,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt                                   (23,380)        (20,161)
  activities

Net change in cash                                   1,643          (3,617)

Cash, beginning of year                             45,802          49,419

Cash, end of year                                   47,445          45,802

Cash paid during the year:
Interest                                            72,147          76,562


The accompanying notes are an integral part of these financial statements

First Mutual, Inc.
Statement of Accumulated Deficit
For the years ending September 30, 1997 and 1996

                                           September          September
                                           30, 1997           30, 1996
Accumulated Deficit Beginning of Year     $(4,791,046)        $(4,946,427)

Net Income                                     73,433             155,381

Accumulated Deficit End of Year           $(4,717,613)        $(4,791,046)


First Mutual, Inc.
Notes to Financial Statements
September 30, 1997


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

Losses in past years, due primarily to insufficient occupancy levels, had contributed to a condition where current liabilities substantially exceed current assets. The deficiency has been funded by personal advances and bank loans partially personally guaranteed by David B. Slater. These advances originally amounted to $928,000 and currently are $103,571 at September 30, 1997. Also see notes 4 and 5.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of First Mutual, Inc. and its wholly-owned subsidiaries (the Company) which consist of the following companies:

The Community Group, Inc.
ABC Mobile Systems (Inactive)
BWS International, Ltd. (Inactive)
BWS Group, Inc. (inactive)
BSNJ, Inc. (Inactive)
Sizzleboard International, Inc. (inactive)

BAD DEBTS

The company has no allowance for doubtful accounts at September 30, 1997, 1996, and 1995.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

EARNINGS PER SHARE

Earnings per share of common stock is computed based on the weighted average number of shares of common stock and common stock equivalents.



NOTE 2  OPERATING LEASES

The company leases facilities and vehicles under operating leases. Future minimum lease payments under operating leases for the five year period subsequent to September 30, 1997 are as follows:

                         September 30, 1998    $228,318
                         September 30, 1999    $ 86,820
                         September 30, 2000    $ 25,800
                         September 30, 2001    $ 25,800
                         September 30, 2002    $ 25,800

NOTE 3  RELATED PARTY TRANSACTIONS

The company leases certain facilities including a single family residence in Wakefield, Massachusetts, a two family residence in Weymouth Massachusetts, and two apartments in a four family residence in Wakefield, Massachusetts from David
B. Slater and his wife Barbara W. Slater under annually renewable leases cancelable by either party with 30 days written notice.

 .    40 Avon Street, Wakefield, Massachusetts - single family home. This lease is a 15 year lease beginning on November 1, 1997 and ending at midnight on October 31, 2013. Rent which includes real estate taxes, maintenance and insurance.
 .    6 A Columbia Road, Wakefield ________ per month
 .    6 B Columbia Road, Wakefield ________ per month
 .    1023/1025 Front Street, Weymouth ______ per month

Advances from officer represent loans made by David Slater which bear interest at a rate 2% higher than bank debt, 1/3rd of which is guaranteed personally by Mr. Slater.

NOTE 4  DEBT

Long-term debt consist of the following:

An original amount of $680,000 with interest at Prime + 2% payable in 240 installments of principal and interest all due June 1998 secured by all business assets and guaranteed by David Slater. The company is currently seeking to refinance this loan.

Balance due for the years ended September 30,
                                          1997          1996
                                       $ 525,411      $548,791

Long-term debt maturing in the next five years is as follows:
           September 30, 1997      $525,411


NOTE 5  COMMON STOCK WARRANTS

Between 1987 and 1989, the company granted a total of 2,569,358 10 year Warrants to purchase shares of the Company's common stock. These warrants were issued to Mr. and Mrs. David Slater in consideration of their loans to the company, their personal guaranty and collateralization of the company's bank debt without which the bank would not make said loan and for their allowing the company to accrue when necessary otherwise due and payable principal and interest on their loans, rents for facilities leased to the company and salary otherwise due.

On January 2, 1997, Mr. and Mrs. Slater exercised all the applicable warrants, increasing their ownership in the company to 86.63 %.

20