Form 10-Q
period 1997-12-31
FIRST MUTUAL INC
filed 1998-10-09
CIK 69280

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10 Q

Quarterly Report pursuant to Section 13 or 15(d) of  the
Securities Exchange Act  Of  1934

For the Quarter Ended December 31, 1997


Commission File Number 0-4328

                              FIRST MUTUAL, INC.
                      (formerly MUTUAL ENTERPRISES, INC.)

DELAWARE            04-2434444


120 Boylston Street, Boston, MA 02116

Registrant's Telephone number including area code:  (617) 426-4020

Securities registered pursuant to Section 12(g) of the Act:

Common stock $.10 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes      No X
                                       ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10Q or any amendments to this Form 10Q.
Yes  X   No
    ---     ---


As of August 31, 1998 there were 3,479,567 shares of common stock (par value $.10 per share) of the Company issued including 63,951 shares in the treasury of the Company.

On December 31, 1997, there was no available market price for the shares of common stock of the registrant.

Part I. Financial Information
Item I. Condensed Consolidated Financial Statements

First Mutual, Inc.
Consolidated Balance Sheets
(unaudited)

                                    December 31,    September 30,
                                        1997            1997
ASSETS
Current assets:
 Cash                                   80,261          47,445
 Accounts receivable                   134,434         132,029
 Prepaid expenses and other
   current assets                       17,202          16,183
                                      --------        --------
  Total current assets                 231,897         195,657
Property and equipment:
 Furniture, fixtures &
  equipment                            103,356          94,537
 Leasehold improvements                 31,660          31,660
                                      --------        --------
  Total property and equipment         135,016         126,197

 Less accumulated depreciation        (111,034)       (111,034)
                                      --------        --------
Net property and equipment              23,982          15,163

  Total assets                         255,879         210,820
                                      ========        ========


See accompanying notes to consolidated financial statements

First Mutual, Inc.
Consolidated Balance Sheets
(unaudited)

                                           December 31,  September 30,
                                               1997         1997
LIABILITIES AND STOCKHOLDERS'
 EQUITY
Current liabilities:
   Current portion of long-term debt          518,519        525,411
   Demand loans from officer and affiliate    150,141        103,571
   Accounts payable and
      accrued expenses                        285,594        359,111
                                           ----------     ----------
      Total current liabilities               954,254        988,093

      Total liabilities                       954,254        988,093
                                           ----------     ----------
Net capital deficiency:
   Common stock, $.10 par value
      per share authorized 4,000,000
      authorized shares ,
      3,479,567 issued, 3,415,616
      outstanding                             331,957        331,957

   Additional paid-in capital               3,644,837      3,644,837
   Accumulated deficit                     (4,638,715)    (4,717,613)
   Treasury stock, 63,951 shares
      of common stock at cost                 (36,454)       (36,454)
                                           ----------     ----------
      Total net capital deficiency           (698,375)      (777,273)
                                           ----------     ----------
      Total liabilities and stockholders'
         equity                               255,879        210,820
                                           ==========     ==========

See accompanying notes to consolidated financial statements

First Mutual, Inc.
Statement of Income
(unaudited)

                                        Three months ended
                                            December 31,
                                           1997      1996
                                         ---------  -------
Revenue:
  Health care services                     973,346  844,923
                                           -------  -------
   Total revenue                           973,346  844,923
                                           -------  -------
 Costs and expenses:
  Cost of health care services             734,613  694,590
  Selling, general and administrative      145,828   54,154
                                           -------  -------
   Total costs:                            880,441  748,744

Income from operations                      92,905   96,179
Interest expense, net                       14,007   16,653
                                           -------  -------
 Net income                                 78,898   79,526
                                           =======  =======

Income per share                               .02      .09

Weighted average number
  of shares                              3,415,616  846,258


See accompanying notes to consolidated financial statements

First Mutual, Inc.
Statement of Cash Flows
(unaudited)


                                                                   Three Months ended
                                                        December 31, 1997   December 31, 1996
                                                        -----------------  ------------------
 Cash flows from operating activities:
  Net income (loss)                                          78,898             79,526
  Items not affecting cash:
    Depreciation                                                  0                  0
    (Increase) decrease in accounts receivable               (2,405)               699
    (Increase) decrease in prepaid and
      other current assets                                   (1,019)            16,183
    Increase (decrease) in  accounts payable
      and accrued expenses                                  (73,517)           117,940
                                                            -------          ---------

 Net cash provided by operating activities                    1,957            214,348
                                                            -------          ---------
 Cash flows from financing activities:
 Increase (Payment) on note payable                          39,678           (140,248)
 Purchases of property and equipment                         (8,819)                 0
                                                            -------          ---------
Net cash used for financing activities                       30,859           (140,248)
                                                            -------          ---------

Net change in cash                                           32,816             74,100

Cash, beginning of period                                    47,445             45,802
                                                            -------          ---------
      Cash, end of period                                    80,261            119,902
                                                            =======          =========
Cash paid during the year:
        Interest                                             14,007             16,653

See accompanying notes to consolidated financial statements

FIRST MUTUAL, INC.
STATEMENT OF ACCUMULATED DEFICIT
DECEMBER 31,
(Unaudited)

                                        1997         1996
                                        ----         ----
Accumulated Deficit Beginning
     of Period                       (4,718,241)  (4,790,418)

Net Income                               79,526       78,898
                                     ----------   ----------

Accumulated Deficit End of Period    (4,638,715)  (4,711,520)
                                     ==========   ==========



See accompanying notes to consolidated financial statements

FIRST MUTUAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by First Mutual, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-K for the fiscal year ended September 30, 1997.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Consolidated revenues for the quarter ended December 31, 1997 were $973,346 resulting in net income of $78,898.

For the quarter ended December 31, 1997, Community Group, Inc. had income from operations of $147,938. The Community Group receives funding from the Commonwealth of Massachusetts that has enabled it to meet its obligations.

ABC Mobile Systems had no activity during quarter ended December 31, 1997

Liquidity and Capital Reserves:

Cash flows in fiscal 1997 were stable. In 1986-1987 the Company experienced a severe cash shortage. Those shortages were met by:

1) Loans to the Registrant, aggregating $865,093, payable on demand with interest at 2% over the rate charged the Registrant on The Bank of Newport (the Bank) loan to David B. Slater, President and Chief Executive Officer of the Registrant and his wife, Barbara W. Slater.

2) The Company has entered into a refinancing arrangement with the Bank for an aggregate principal amount of $680,000, with interest at Prime +2% payable in 240 installments of principal and interest all due November 1998. The Company is currently seeking to refinance this loan. In connection with this refinancing, David B. Slater, principal stockholder and President and Chief Financial Officer of the Registrant and his wife, Barbara W. Slater were required by the bank to personally guarantee and to provide collateral to secure $227,000 of the aggregate principal amount of the loan.

3) David B. Slater allowed the Registrant to defer payments of principal and interest payments, salary and rents due to the Slaters.

As consideration for (i) personal loans in the aggregate amount of $865,093 made by Mr. Slater and his wife, Barbara W. Slater (the "Slaters"), (ii) personal guarantees and collateral provided by the Slaters in connection with the refinancing, (iii) deferral of principal and interest on such personal loans and
(iv) deferral of rents due on facilities leased by the Company from Mr. Slater and salary due, the Company issued warrants to purchase a total of 2,569,358 shares of the Company's common stock, $.10 par value per share, to the Slaters at an exercise price of $.10 per share.

On January 2, 1997, Mr. and Mrs. Slater exercised all of their outstanding warrants, increasing their aggregate ownership in the Registrant to 86.83%. In view of the above debt repayment requirements the Company has not generated any surplus cash and/or liquidity.

In the future, management of the Company expects to reduce costs in Community Group, expand into new and similar programs and negotiate future increases in rates under state contracts.



CASH FLOWS:

The Company operates on budgets with governmental agencies. Cash flows from these contractual obligations allow for limited annual expansion of programs.

As of December 31, 1997, the balance owed by the Company to David and Barbara Slater and an affiliate is $150,141. David and Barbara Slater have also guaranteed $227,000 of an additional $680,000 bank loan to the Company which has a principal balance of $518,519 at December 31, 1997. The note is due and payable in November 1998. If the Company fails to refinance the existing loan, the Company would not have sufficient capital to remain in operation.

There are no unused sources of liquidity.


PART  II.  OTHER INFORMATION

See Part II of Form 10-K for the year ended September 30, 1997. No significant changes have occurred since that report and no reports on Form 8-K were filed during the quarter ended December 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FIRST MUTUAL, INC.
(Formerly Mutual Enterprises, Incorporated)
(Registrant)



DATE: September 21, 1998                       -------------------------
                                               David  B. Slater
                                               Director and Principal
                                               Executive Officer



DATE: September 21, 1998                      -------------------------
                                              Diane M. Fleming
                                              Clerk and Director