Form 10-Q
period 1998-03-31
FIRST MUTUAL INC
filed 1998-10-09
CIK 69280

                      SECURITIES AND  EXCHANGE COMMISSION
                            WASHINGTON , D.C. 20549

                                   FORM 10Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the Quarter Ended March 31, 1998

Commission File Number 0-4328

                              FIRST  MUTUAL , INC.
                      (formerly  MUTUAL ENTERPRISES, INC.)

DELAWARE            04-2434444


120 Boylston Street, Boston, MA 02116

Registrant's Telephone number including area code:  (617) 426 - 4020

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

Yes   X    No
    -----    -------

As of August 31, 1998 there were 3,479,567 shares of common stock of the Company issued including 63,951 shares in the treasury of the Company.

On March 31, 1998, there was no available market price for the shares of common stock of the registrant.

Part I. Financial Information
Item I. Condensed Consolidated Financial Statements



First Mutual, Inc.
Consolidated Balance Sheets
(unaudited)


                                  March 31,   September 30,
                                    1998           1997
ASSETS
Current assets:
 Cash                               209,561          47,445
 Accounts receivable                184,835         132,029
 Prepaid expenses and other
   current assets                    16,680          16,183
                                   --------        --------
  Total current assets              411,076         195,657
Property and equipment:
 Furniture, fixtures &
  equipment                         107,685          94,537
 Leasehold improvements              31,660          31,660
                                   --------        --------
  Total property and equipment      139,345         126,197

 Less accumulated depreciation     (111,034)       (111,034)
                                   --------        --------
Net property and equipment           28,311          15,163
                                   --------        --------

  Total assets                      439,387         210,820
                                    =======         =======


See accompanying notes to consolidated financial statements

First Mutual, Inc.
Consolidated Balance Sheets
(unaudited)


                                           March 31,  September 30,
                                            1998         1997

LIABILITIES AND STOCKHOLDERS'
  EQUITY

Current liabilities:
   Current portion of long-term debt         511,379     525,411
   Demand loans from officer and
      affiliate                              152,008     103,571
   Accounts payable and
      accrued expenses                       376,205     359,111
                                          ----------   ----------
      Total current liabilities            1,039,592     988,093
                                          ----------   ----------

      Total liabilities                    1,039,592     988,093
                                          ----------   ----------

Net capital deficiency:
 Common stock, $.10 par value
    per share authorized 4,000,000
    shares issued 3,479,567
    Outstanding 3,415,616
                                             331,957      331,957

Additional paid-in capital                 3,644,837    3,644,837
Accumulated deficit                       (4,540,545)  (4,717,613)
Treasury stock, 63,951 shares
 of common stock at cost                     (36,454)     (36,454)
                                          ----------   ----------
 Total net capital deficiency               (600,205)    (777,273)
                                          ----------   ----------
 Total liabilities and stockholders'
   equity                                    439,387      210,820
                                          ==========   ==========

See accompanying notes to consolidated financial statements



First Mutual, Inc.
Statement of Income
(unaudited)
                                          Three months ended      Six Months ended
                                                March,                 March,
                                            1998        1997        1998        1997
                                         ---------   ---------   ---------   ---------
Revenue:
  Health care services                   1,101,704     849,631   2,075,050   1,694,554
                                         ---------   ---------   ---------   ---------
   Total revenue                         1,101,704     849,631   2,075,050   1,694,554
                                         ---------   ---------   ---------   ---------
 Costs and expenses:
  Cost of health care services             816,873     564,265   1,551,486   1,258,855
  Selling, general and administrative      172,803     247,402     318,631     301,556
                                         ---------   ---------   ---------   ---------
   Total costs:                            989,676     811,667   1,870,117   1,560,411

Income from operations                     112,028      37,964     204,933     134,143
Interest Income                                  0      15,350           0      15,350
Interest expense, net                      (13,858)    (13,828)    (27,865)    (30,481)
                                         ---------   ---------   ---------   ---------
 Net income                                 98,170      39,486     177,068     119,012
                                         =========   =========   =========   =========

Income per share                               .03         .01         .05         .06

Weighted average number
  of shares                              3,415,616   3,415,616   3,415,616   2,162,912


See accompanying notes to consolidated financial statements

First Mutual, Inc.
Statement of Cash Flows
(unaudited)




                                                                   Six Months ended
                                                             March 31, 1998   March 31, 1997
                                                            --------------   ----------------
 Cash flows from operating activities:
  Net income  (loss)                                           177,068            119,012
  Items not affecting cash:
    Depreciation                                                     0                  0
    (Increase) decrease in accounts receivable                 (52,806)           (37,523)
    (Increase) decrease in prepaid and
     other current assets                                         (497)            16,183
    Increase (decrease) in  accounts payable
     and accrued expenses                                       17,094            (39,240)
                                                               -------           --------

 Net cash provided by operating activities                     140,859             58,432
                                                               -------           --------
 Cash flows from financing activities:
  Payment on note payable                                       34,405           (250,019)
   Issuance of common stock                                          0            240,936
  Increase Purchases of property and equipment                 (13,148)                 0
                                                               -------           --------
Net cash used for financing activities                          21,257             (9,083)
                                                               -------           --------

Net change in cash                                             162,116             49,349

Cash, beginning of period                                       47,445             45,802
                                                               -------           --------
     Cash, end of period                                       209,561             95,151
                                                               =======           ========

Cash paid during the year:
    Interest                                                    30,481             27,865


See accompanying notes to consolidated financial statements

FIRST MUTUAL, INC.
STATEMENT OF ACCUMULATED DEFICIT



MARCH 31,
(Unaudited)

                                        1998         1997
                                     ----------   ----------
Accumulated Deficit Beginning
     of Period                       (4,717,613)  (4,791,046)

Net Income                              177,068      119,012
                                     ----------   ----------

Accumulated Deficit End of Period    (4,540,545)  (4,672,034)
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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Consolidated revenues for the quarter ended March 31, 1998 were $1,101,704 resulting in net income of $98,170.

For the quarter ended March 31, 1998, Community Group, Inc. had income from operations of $183,858. The Community Group receives funding from the Commonwealth of Massachusetts that has enabled it to meet its obligations.

ABC Mobile Systems had no activity during the quarter ended March 31, 1998


Liquidity and Capital Reserves:

Cash flows in fiscal 1997 were stable. In 1986-1987 the Company experienced a severe cash shortage. Those shortages were met by:


1) Loans to the Registrant, aggregating $865,093, payable on demand with interest at 2% over the rate charged the Registrant on The Bank of Newport (the bank) loan to David B. Slater, President and Chief Executive Officer of the Registrant and his wife Barbara W. Slater.

2) The Company has entered into a refinancing arrangement with the Bank for an aggregate principal amount of $680,000 with interest at prime +2% payable in 240 installments of principal and interest all due November 1998. The Company is currently seeking to refinance this loan. In connection with this refinancing, David B. Slater, principal stockholder and President and Chief Financial Officer of the registrant and his wife, Barbara W. Slater were required by the bank to personally guarantee $227,000 and to provide collateral to secure the aggregate principal amount of the loan.

3) David B. Slater allowed the Registrant to defer payments of principal and interest, salary and rents due to the Slaters.


As consideration for (i) personal loans in the aggregate amount of $865,093 made by Mr. Slater and his wife, Barbara W. Slater (the "Slaters"), (ii) personal guarantees and collateral provided by the Slaters in connection with the refinancing, (iii) deferral of principal and interest on such personal loans and
(iv) deferral of rents due on facilities leased by the Company from Mr. Slater and salary due, the Company has issued warrants to purchase a total of 2,569,358 shares of the Company's common stock, $.10 par value per share, to the Slaters at an exercise price of $.10 per share.

On January 2, 1997, Mr. and Mrs. Slater exercised all of their outstanding warrants, increasing their aggregate ownership in the Registrant to 86.83%. In view of the above debt repayment requirements the Registrant has not generated any surplus cash and/or liquidity.

In the future, management of the Registrant expects to reduce costs in Community Group, expand into new and similar programs and negotiate future increases in rates under state contracts.



CASH FLOWS:

The Company operates on budgets with governmental agencies. Cash flows from these contractual obligations allow for limited annual expansion of programs.

As of March 31, 1998, the balance owed by the Company to David and Barbara Slater and an affiliate is $152,008. David and Barbara Slater have also guaranteed $227,000 of an additional $680,000 bank loan to the Registrant which has a principal balance of $511,379 at March 31, 1998. The note is due and payable in November 1998. If the Company fails to refinance the existing loan, the Registrant would not have sufficient capital to remain in operation.

There are no unused sources of liquidity.



PART   II .    OTHER INFORMATION

See Part II of Form 10-K for the year ended September 30, 1997. No significant changes have occurred since that report and no reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FIRST MUTUAL, INC.
(Formerly Mutual Enterprises, Incorporated)
(Registrant)



                                               ___________________
DATE: September 21,  1998                      David  B. Slater
                                               Director and Principal
                                               Executive Officer


                                              ___________________
DATE: September 21, 1998                      Diane M. Fleming
                                              Clerk and Director