Form 10-Q
period 1998-06-30
FIRST MUTUAL INC
filed 1998-10-21
CIK 69280

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10 Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the Quarter Ended June 30, 1998

Commission File Number 0-4328

                              FIRST MUTUAL, INC.
                      (formerly MUTUAL ENTERPRISES, INC.)

DELAWARE            04-2434444


120 Boylston Street, Boston, MA 02116

Registrant's Telephone number including area code:  (617) 426-4020

Securities registered pursuant to Section 12(g) of the Act:

Common stock $.10 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      Yes ___   No  X
                                                     ---


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10Q or any amendments to this Form 10Q.

Yes  X    No  ___
    ---

As of September 30, 1998 there were 3,479,567 shares of common stock of the Company issued including 63,951 shares in the treasury of the Company.

On June 30, 1998, there was no available market price for the shares of common stock of the registrant.

Part I. Financial Information
Item I. Condensed Consolidated Financial Statements


First Mutual, Inc.
Consolidated Balance Sheets
(unaudited)

ASSETS                              June 30,   September 30,
                                      1997         1998
Current assets:
  Cash                               68,902          47,445
  Accounts receivable               118,748         132,029
  Prepaid expenses and other
    current assets                       57          16,183
                                   --------        --------
    Total current assets            187,707         195,657

Property and equipment:
  Furniture, fixtures &
    equipment                       129,920          94,537
  Leasehold improvements             31,660          31,660
                                   --------        --------
    Total property and equipment    161,580         126,197

  Less accumulated depreciation    (111,034)       (111,034)
                                   --------        --------
Net property and equipment           50,546          15,163
                                   --------        --------

  Total assets                      238,253         210,820
                                   ========        ========

See accompanying notes to consolidated financial statements

First Mutual, Inc.
Consolidated Balance Sheets
(unaudited)

LIABILITIES AND STOCKHOLDERS'                  June 30,    September 30,
  EQUITY                                        1998            1997

Current liabilities:
   Current portion of long-term debt           504,216        525,411
   Demand loans from officer and affiliate     114,820        103,571
   Accounts payable and
      accrued expenses                         358,582        359,111
                                            ----------     ----------
      Total current liabilities                977,618        988,093
                                            ----------     ----------

      Total liabilities                        977,618        988,093
                                            ----------     ----------
Net capital deficiency:
   Common stock, $.10 par value
    per share authorized 4,000,000
    shares issued 3,479,567 Outstanding
    3,415,616                                  331,957        331,957

   Additional paid-in capital                3,644,837      3,644,837
                                            ----------     ----------
   Accumulated deficit                      (4,679,705)    (4,717,613)
   Treasury stock, 63,951 shares
     of common stock at cost                   (36,454)       (36,454)
                                            ----------     ----------
     Total net capital deficiency             (739,365)      (777,273)
                                            ----------     ----------
     Total liabilities and stockholders'
       equity                                  238,253        210,820
                                            ==========     ==========

See accompanying notes to consolidated financial statements

First Mutual, Inc.
Statement of Income
(unaudited)

                                           Three months ended      Nine Months ended
                                                June 30,                June 30,
                                            1998        1997        1998        1997
                                         ----------  ----------  ----------  ----------
Revenue:
  Health care services                     832,183     581,352   2,907,233   2,275,906
                                         ---------   ---------   ---------   ---------
   Total revenue                           832,183     581,352   2,907,233   2,275,906
                                         ---------   ---------   ---------   ---------
 Costs and expenses:
  Cost of health care services             770,439     645,044   2,321,925   1,903,899
  Selling, general and administrative      200,904     109,816     519,535     411,372
                                         ---------   ---------   ---------   ---------
   Total costs:                            971,343     754,860   2,841,460   2,315,271

Income from operations                    (139,160)   (173,508)     65,773     (39,365)
Interest Income                                  0      15,350           0      15,350
Interest expense, net                            0     (14,051)    (27,865)    (44,532)
                                         ---------   ---------   ---------   ---------
 Net income                               (139,160)   (172,209)     37,908     (68,547)
                                         =========   =========   =========   =========

Income per share                              (.04)       (.05)        .01        (.03)

Weighted average number
  of shares                              3,415,616   3,415,616   3,415,616   2,580,480


See accompanying notes to consolidated financial statements

First Mutual, Inc.
Statement of Cash Flows
(unaudited)


                                                         Nine Months ended
                                                  June 30, 1998     June 30, 1997
                                                  -------------     -------------
 Cash flows from operating activities:
   Net income (loss)                                  37,908           (68,547)
   Items not affecting cash:
     Depreciation                                          0                 0
     (Increase) decrease in accounts receivable       13,281           (10,403)
     (Increase) decrease in prepaid and
       other current assets                           16,126            16,183
     Increase (decrease) in accounts payable
       and accrued expenses                             (529)          102,084
                                                     -------          --------

 Net cash provided by operating activities            66,786            39,317
                                                     -------          --------
 Cash Flows from investment activities:
     Purchases of property and equipment             (35,383)                0
                                                     -------          --------
 Net Cash provided (used) by investment
     activities                                      (35,383)                0

 Cash flows from financing activity:
   Payment on note payable                            (9,946)         (249,039)
   Issuance of common stock                                0           240,936
                                                     -------          --------
Net cash used for financing activities                (9,946)           (8,103)
                                                     -------          --------

Net change in cash                                    21,457            31,214

Cash, beginning of period                             47,445            45,802
                                                     -------          --------
     Cash, end of period                              68,902            77,016
                                                     =======          ========

See accompanying notes to consolidated financial statements

FIRST MUTUAL, INC.
STATEMENT OF ACCUMULATED DEFICIT
June 30, 1998
(Unaudited)

                                        1998         1997
                                     ----------   ----------
Accumulated Deficit Beginning
     of Period                       (4,717,613)  (4,791,046)

Net Income                               37,908      (68,547)
                                     ----------   ----------

Accumulated Deficit End of Period    (4,679,705)  (4,859,593)
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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Consolidated revenues for the quarter ended June 30, 1998 were $832,183 resulting in net loss of $139,160. The loss for the quarter was due mainly to the fact that Community Group, the company's major operating subsidiary, earns the majority of its revenue on a ten month basis each year and recognizes very little revenue in the months of May and June.


Liquidity and Capital Reserves:

Cash flows in the current fiscal year have been stable. In 1986-1987 the Company experienced a severe cash shortage. Those shortages were met by:

1) Loans to the Registrant, aggregating $865,093, payable on demand with interest at 2% over the rate charged the Registrant on The Bank of Newport (the bank) loan to David P. Slater, President and Chief Executive Officer of the Registrant and his wife Barbara W. Slater.


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

As of June 30, 1998, the balance owed by the Company to David and Barbara Slater and an affiliate is $114,820. David and Barbara Slater have also guaranteed $227,000 of an additional $680,000 bank loan to the Registrant which has a principal balance of $506,943 at June 30 1998. The note is due and payable in November 1998. If the Company fails to refinance the existing loan, the Registrant would not have sufficient capital to remain in operation.

There are no unused sources of liquidity.



PART II.  OTHER INFORMATION

See Part II of Form 10-K for the year ended September 30, 1997. No significant changes have occurred since that report and no reports on Form 8-K were filed during the quarter ended June 30,1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FIRST MUTUAL, INC.
(Formerly Mutual Enterprises, Incorporated)
(Registrant)



                                               ___________________
DATE: October 14, 1998                         David  B. Slater
                                               Director and Principal
                                               Executive Officer



                                               ___________________
DATE: October 14, 1998                         Diane M. Fleming
                                               Clerk and Director