Form 10-K
period 1998-09-30
FIRST MUTUAL INC
filed 1999-09-21
CIK 69280

                      Securities and Exchange Commission
                          Washington, D.C. 20549-1004

                                  FORM  10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1998
                         Commission file number 0-4328

                              FIRST MUTUAL, INC.
                     (formerly  MUTUAL ENTERPRISES, INC.)

        DELAWARE                                             04-2434444
140 Gould Street, Needham,                                    MA 02494

       Registrants telephone number, including area code: (781) 453-2606

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

YES X            NO____
   - -

On September 30, 1998 there were 3,479,567 shares of common stock of the Registrant issued including 63,951 shares in the treasury of the Registrant.

On September 30, 1998 there was no available market price for the shares of common stock of the Registrant.

PART  I

ITEM 1. BUSINESS

First Mutual, Inc. (Formerly Mutual Enterprises, Incorporated) ("Registrant") was organized as a Delaware corporation in March, 1968 and conducts its business through The Community Group, Inc., its wholly owned subsidiary and only active and operating company.

(a) ABC MOBILE SYSTEMS, INC.

Through its now inactive wholly owned subsidiary ABC Mobile Systems, Inc. ("ABC Mobile") the Registrant operated as a franchiser of a wholesale mobile automobile brake business, offering complete automotive brake repair service and replacement parts sales to customers at the customer's place of business. Because of competitive and economic reasons, including the closures of repair facilities at a significant number of gas stations nationally and the significant increase in specialty brake repair service alternatives for the motoring public, the Registrant ceased selling new brake business franchises in 1986 and thereafter sold outright its existing franchises to its existing franchise owners. As of September 30, 1998 no franchises of ABC Mobile remained operational.

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

The programs offered by the Community Group are required to meet the requirements of and obtain the approval of the Massachusetts Department of Mental Retardation. Annual contracts executed by Community Group and the Massachusetts Department of Mental Retardation, constitute approximately of 93% of the revenues received by Community Group in fiscal year 1998. Contracts are executed as clients are accepted by Community Group and funding is provided by the Massachusetts Department of Mental Retardation.

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

In general, the terms of the contracts by and between the above agencies and Community Group, obligate Community Group to provide residential and employment training services for clients. Contracts typically have a one year term with four options to renew for successive one year periods. At the end of the five year period the contracts come up for competitive bidding. All client contracts of The Community Group which have been competitively re-bid in the past have been renewed with The Community Group. Revenues are received by Community Group on a per day rate basis, payable bimonthly.

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

EMPLOYMENT

Registrant employed 139 persons on September 30, 1998, all of whom were employed by the Community Group.

REVENUES:

The Department of Mental Retardation in the Commonwealth of Massachusetts accounted for in excess of 93% of the revenue received by Community Group in 1998 and 1997.

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

COMPETITIVE CONDITION:

1.  The Community Group, Inc.:
    --------------------------

In accordance with governmental regulations, every five years, all health service contracts including those of Community Group are offered to all interested parties for competitive bidding. The Community Group must therefore compete in price, service, and quality on each of its contracts. Contracts representing 67% percent of Community Group's revenue are due to be rebid in fiscal year 1999; 15% are due to be rebid in fiscal 2000 and the remaining 18% are due to be rebid in fiscal 2002. Although since its inception in 1972, Community Group has without interruption or exception been granted consecutive contracts, there can be no assurance that Community Group will continue to be granted renewals of its existing health service contracts and/or will be able to enter into additional health service contracts on terms favorable to Community Group. Failure of Community Group to renew such contracts or enter into additional contracts could have a material adverse effect on the business, financial condition and results of operation of Community Group and the Registrant.

2.  ABC Mobile:
    -----------

ABC Mobile is a defendant with other defendants in lawsuit in California. No motions or correspondence have taken place in this litigation in more that five years.

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

                                      Monthly  Commencing  Terminating
1.40 Avon Street, Wakefield            $2,250     11/1/97     10/31/12
2.6 A Columbia Road, Wakefield         $1,000      1/1/98     12/31/13
3.6 B Columbia Road, Wakefield         $1,100      1/1/98     12/31/13
4.1023/1025 Front Street,Weymouth      $2,000      1/1/98     12/31/13

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS.

(a)  Market Information
On September 30, 1998 there was no established trading market for shares of the Registrant's common stock.

Stockholders:
-------------

The approximate number of record holders of common stock on September 30, 1998 was 670.

Dividends:
----------

No cash dividends have been declared by the Registrant during 1998 and 1997 fiscal years.

ITEM 6. SELECTED FINANCIAL DATA

Set forth in exhibit 1 are selected consolidated financial data derived from the income statements of the Registrant for the periods ended September 30, 1998, 1997, 1996, 1995, and 1994 derived from the balance sheets for the Registrant for the same periods. The selected consolidated financial data should be read in conjunction with the Management's Discussion of Financial Condition and Results of Operations and the financial statements and related notes included therein and are qualified by reference to such financial statements and related notes.

EXHIBIT 1
                               September 30,
                               -------------

                                      1998        1997         1996        1995         1994
Operating Data
Revenues                          $4,112,643  $3,358,161   $3,181,963    $2,869,838   $3,116,933
Operating Income or (Loss)           171,450     130,178      231,943     160,658        (90,950)
Other Income (Expense)                 6,160     (56,745)     (76,562)    (80,288)       285,463
Income (Loss) Before                 177,610      73,433      155,381      80,370        194,513
Income (Loss) Per Share
  Before Extraordinary Item            .05         .02          .18        0.09          .23
Income (Loss) Per Share                .05         .02          .18        0.09          .23

Balance Sheet Data
Cash and Temporary Investments        $139,634    $   47,445   $   45,802    $ 49,419    $  73,908
Accounts Receivable Net of
  Allowance for Doubtful Accounts      103,426       132,029       78,142     125,099      131,189
Current Assets                         259,243       195,657      140,127     190,701      205,097
Current Liabilities                    911,453       988,093      606,989     791,326      709,284
    Working Capital                   (652,210)     (792,436)    (466,862)   (600,625)    (504,187)
Total Assets                           311,791       210,820      141,584     190,701      222,305
Long Term Obligations                        0             0      626,237     646,398      565,801
Equity                                (599,662)     (777,273)  (1,091,642) (1,247,023)  (1,052,780)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview:
---------

96% of the Registrant's revenue is generated from its wholly owned subsidiary Community Group, Inc. Community Group, Inc. operates as a provider of habilitative and training services to developmentally disabled adults.

Currently there are 35 residential facilities and a training center in greater Boston. Community Group, Inc. has 139 employees. The Community Group receives its income substantially through governmental contracts for the care of developmentally disabled adults.

Results of Operations:
----------------------

The Registrant operates on approved annual budgets substantially funded by contracts with governmental agencies. As a result of previous losses the Registrant has a negative net worth, limited liquidity, and no operational debt facility. Working capital needs have been met by advances from David Slater, President and Board Chairman.

For the fiscal year ended September 30, 1998, the Registrant's consolidated revenues were $4,112,643 resulting in income from operations of $171,450 and net income of $177,610.

Community Group, Inc. had for fiscal year ended September 30, 1998 operating income of $203,672 before net interest expense of $15,922 resulting in net income of $187,750.

During fiscal year ended September 30, 1998 Community Group continued implementing a new supported living program for some of its clients. Under the concept of supported living, clients lead a more independent, less supervised lifestyle. Community Group during fiscal 1998 continued to expand by providing additional supported living services.

The Registrant's expense structure is controlled through contracts with governmental agencies. Budgets are predetermined and monitored. The Registrant does no marketing. The registrant has a debt of $497,114 with an interest rate of 9.5% as of September 30, 1998. The Registrant does not conduct any financing operations.

LIQUIDITY AND CAPITAL RESERVES:
Cash flows in fiscal 1998 were stable. In 1986 - 1987 the Registrant experienced a severe cash shortage. Those shortages were met by:

 1) Loans to the Registrant, aggregating $865,093, payable on demand with interest at 2% over the rate charged the Registrant on that bank's loan to David B. Slater, President and Chief Executive Officer of the Registrant and his wife, Barbara W. Slater.

 2) Bank refinancing of $680,000. In connection with this refinancing, David B. Slater, principal stockholder and President and Chief Financial Officer of the registrant and his wife, Barbara W. Slater were required by the bank to personally guarantee and collateralize $227, 000 (1/3 rd) of this loan.

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

Mr. and Mrs. Slater have exercised all of the applicable warrants, increasing their aggregate ownership in the Registrant to 88.1%. In view of the above debt repayment requirements the Registrant has not generated any surplus cash and/or liquidity.

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

As of September 30, 1998, the balance owed by the registrant to David and Barbara Slater and affiliate is $57,457. David and Barbara Slater have also guaranteed $227,000 of a $680,000 bank loan to the Registrant which has a principal balance of $497,114 at September 30, 1998.

On June 15, 1999 the Bank of Newport loan was paid in full by David B. Slater and Barbara W. Slater. The Registrant has entered into an agreement with David
B. Slater and Barbara W. Slater whereby the Registrant will repay $500,000 to Mr. and Mrs. Slater over a 7 year period beginning in July 1999 at an interest rate of 12.5%.

On July 2, 1999, the Registrant entered into a line of credit agreement with Eastern Bank whereby the Registrant can borrow up to $150,000 with interest at a rate of 1% over the bank's base rate to be repaid monthly. The loan must be paid in full for a period of 30 consecutive days during each 12 month period.

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

DAVID B. SLATER, age 64. Director since 1968. Chairman of the Board, President and Chief Executive Officer of the Registrant; Executive Director of The Community Group, Inc.

DIANE M. FLEMING, age 38. Director since December 1987 and Corporate Secretary, Director of Administration of the Registrant since September 1987.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS
(See exhibit 2)
EXHIBIT 2
(A)
Name of              Capacities in         Cash compensation,
Individual &         which                including salaries, fees
Identity of Group    Remuneration         directors' fees, commissions,
was Received         and bonuses

DAVID B.             President, Chief     $185,000
SLATER               Exec. Officer,
                     Chairman of the
                     Board

All Officers &                            $249,872
Directors as a
Group

No other forms of compensation are provided to officers and directors.

The Registrant maintains medical insurance for all employees. Registrant provides a 401K retirement plan for all employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(See exhibit 3)

EXHIBIT 3

                                                Amount &
    Title                  Name &              Nature of        Percent
     of                  Address of            Beneficial         of
    Class             Beneficial Owner         Ownership         Class
-------------      -----------------------     ----------     -----------
Common Stock           David B. Slater and      3,065,499            88.1%
                       Barbara W. Slater
                       410 South Street
                       Needham, MA 02192

                                                    owned           owned
                                               ----------     -----------
                    Officers and Directors      3,065,499            88.1%
                   as a Group (2 persons)

David B. Slater & Barbara Slater disclaim any beneficial ownership in the shares of their children or any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following facilities leased to a subsidiary of the Registrant are owned by David B. Slater and his wife:

                                                 Monthly  Commencing  Terminating
1. 40 Avon Street, Wakefield                      $2,000     11/1/97     10/31/12
2. 6 A Columbia Road, Wakefield                   $1,000      1/1/98     12/31/13
3. 6 B Columbia Road, Wakefield                   $1,100      1/1/98     12/31/13
4. 1023/1025 Front Street, Weymouth$2,000                     1/1/98     12/31/13

The Registrant is of the opinion that the rentals are on terms comparable to that obtained in the area for similar type facilities. Leasee also pays all real estate taxes, insurance and maintenance costs on all rentals on properties 1 and 4.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.  The following documents are filed as part of this 10-K report:

Balance Sheets - September 30, 1998 and 1997
Statements of Income and Accumulated Deficit - years ended September 30, 1998, 1997 and 1996
Statements of Cash Flows years ended September 30, 1998 and 1997
Notes to financial Statements -
All other schedules are omitted as the required information is inapplicable or the required information is included in the financial statements or related notes.

2. No reports were filed on Form 8-K during the fiscal year ended September 30, 1998.

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

FIRST MUTUAL, INC.
(Formerly Mutual Enterprises, Incorporated)
David B. Slater
Chairman and President

Pursuant to the requirement of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ David B. Slater
----------------------------                    DATE:
David B. Slater                                 July 30, 1999
Director and
Principal  Executive Officer


/s/ Diane M. Fleming
----------------------------
Diane M. Fleming                                July 30, 1999
Clerk and Director

December 31, 1998

To the Board of Directors
First Mutual, Inc.
Needham, Massachusetts

I have audited the accompanying balance sheet of First Mutual, Inc. as of September 30, 1998 and the related statements of income, accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the organization's management. Our responsibility is to express an opinion on these financial statements based on my audits. I also audited the financial statements for First Mutual, Inc. as of September 30, 1997. The financial statements of First Mutual, Inc. as of September 30, 1996, were audited by other auditors whose report dated December 31, 1996, expressed an unqualified opinion on those statements.

I conducted my audit in accordance with generally accepted auditing standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Mutual, Inc. as of September 30, 1998, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Peter Arnold, CPA
December 2, 1998

First Mutual, Inc.
Balance Sheet
As of September 30, 1998 and 1997

ASSETS
                                               September            September
                                                30, 1998             30, 1997
Current Assets:
Cash                                           $ 139,634            $  47,445
Accounts receivable                              103,426              132,029
Prepaid expenses                                  16,183               16,183

Total Current Assets                             259,243              195,657

Property and Equipment:
Furniture's, fixtures & equipment                112,460               94,537
Leasehold improvements                            31,660               31,660

Total Property and Equipment                     144,120              126,197

Less accumulated depreciation                   (118,951)            (111,034)

Net Property and Equipment                        25,169               15,163
Net Intangible Assets                             27,379

Total Assets                                     311,791              210,820


The accompanying notes are an integral part of these financial statements

First Mutual, Inc.
Balance Sheet
As of September 30, 1998 and 1997

LIABILITIES AND STOCKHOLDER EQUITY
                                              September     September
                                               30, 1998      30, 1997
Liabilities:
Current portion of long-term debt             $   497,114   $   525,411
Demand loans from officer, (note 5)                57,457       103,571
Accounts payable & accrued expenses               356,882       359,111

Total current liabilities                         911,453       988,093

Total liabilities                                 911,453       988,093


Net Capital Deficiency:
Common stock, $.10 par value:
 4,000,000 shares
 authorized,  3,479,567 issued,
 3,415,616 outstanding                            331,957       331,957

Additional paid-in capital                      3,644,837     3,644,837
Accumulated deficit                            (4,540,002)   (4,717,613)
Treasury stock, 63,951 shares
of common stock at cost                           (36,454)      (36,454)

Total stock holders' equity                      (599,662)     (777,273)

Total liabilities and stockholders' equity        311,791       210,820


The accompanying notes are an integral part of these financial statements

First Mutual, Inc.
Statement of Income
For the years ending September 30, 1998, 1997, and 1996

                                                             September     September     September
                                                              30, 1998      30, 1997      30, 1996
Revenue:
Health care services                                         4,112,643     3,358,161   $ 3,181,963

Total revenue                                                4,112,643     3,358,161     3,181,963

Costs and expenses:
Cost of health care services                                 3,678,971     3,045,716     2,753,092
General and administrative                                     262,222       182,267       196,928

Total costs & expenses                                       3,941,193     3,227,983     2,950,020

Income from operations                                         171,450       130,178       231,943

Other Income (Expenses):
Interest income                                                 22,879        15,402             0
Interest expense                                               (16,719)      (72,147)      (76,562)

Total other income (expense)                                     6,160       (56,745)      (76,562)

Net income                                                     177,610        73,433       155,381

Accumulated deficit beginning                               (4,717,613)   (4,791,046)  (4,946,427)
Accumulated deficit ending                                  (4,540,003)   (4,717,613)   (4,791,046)

Income per share (notes 1&5)
Income before extraordinary item                                  $.05          $.02          $.18

Weighted average number of common share
outstanding (common stock equivalents are
anti-dilutive in both profit and loss years)                 3,415,616     3,415,616       846,258

The accompanying notes are an integral part of these financial statements

First Mutual, Inc.
Statement of Cash Flows
For the years ending September 30, 1998, 1997 and 1996

                                             September   September   September
                                              30, 1998    30, 1997    30, 1996
CASH FLOWS FROM OPERATIONS
Net income                                   $ 177,610   $  73,433   $ 155,381
Items not affecting cash:
Depreciation                                     8,861       2,528           0
(Increase) in accounts receivable               28,603     (53,887)     46,957
(Increase) decrease in prepaid and                   0       1,457           0
  other assets
Increase (decrease) in accounts payable &
accrued expenses                                (2,229)    (70,878)   (184,337)

Decrease in demand loan
officer and affiliate                          (46,114)   (150,875)          0

Net cash flows from operations                 166,731    (198,222)     18,001

CASH FLOWS FROM INVESTMENTS:
Additions to other assets                      (17,923)    (17,691)     (1,457)

Purchase of Capitalized Legal expenses         (28,322)          0           0

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt
  activities                                   (28,297)    (23,380)    (20,161)
Issuance of common stock                             0     240,936           0

Net change in cash                              92,189       1,643      (3,617)

Cash, beginning of year                         47,445      45,802      49,419

Cash, end of year                              139,634      47,445      45,802

Cash paid during the year:
Interest                                        56,600      72,147      76,562

The accompanying notes are an integral part of these financial statements

First Mutual, Inc.
Notes to Financial Statements
September 30, 1998

NATURE OF BUSINESS AND STATUS OF OPERATIONS

First Mutual, Inc. formerly Mutual Enterprises Incorporated (Mutual), currently has only one operating subsidiary, Community Group, Inc., which was organized in Massachusetts in 1972 and provides rehabilitation and residential services for mentally retarded adults. The company operates residence facilities and a sheltered training center.

Substantially all of the Company's revenues arise from contractual services provided to and negotiated with the Department of Mental Retardation.

Losses in past years, due primarily to insufficient occupancy levels, had contributed to a condition where current liabilities substantially exceed current assets. The deficiency has been funded by personal advances and bank loans partially personally guaranteed by David B. Slater. These advances originally amounted to $928,000 and currently are $103,571 at September 30, 1998. Also see notes 4 and 5.

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

BAD DEBTS

The company has no allowance for doubtful accounts at September 30, 1998, 1997, and 1996.

DEPRECIATION

Property, plant and equipment are depreciated on the straight line basis over their estimated useful lives. Leasehold improvements are amortized on the straight line basis over the terms of their respective lives.

INCOME TAXES

The company and its subsidiaries file consolidated federal and Massachusetts income tax returns. The benefits attributable to investment tax credits and net operating losses can be applied to future years. No provision is made for current year income taxes due to use of the net operating loss carry forward. Net operating losses attributable to future years is $1,100,000 and expire through 2005. Available tax credits approximate $9,344 and expire through 1999.

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

NOTE 2  OPERATING LEASES
------------------------

The company leases facilities and vehicles under operating leases. Future minimum lease payments under operating leases for the five year period subsequent to September 30, 1998 are as follows:

                                     September 30, 1999    $86,820
                                     September 30, 2000    $25,800
                                     September 30, 2001    $25,800
                                     September 30, 2002    $25.800
                                     September 30, 2003    $25.800

NOTE 3  Intangible Assets
-------------------------

Intangible assets consist of capitalized legal costs of $28,323 less accumulated amortization of $944. These costs were incurred in connection with the potential buy out of the company by a larger organization.

NOTE 4 Related Party Transactions
---------------------------------

The Company leases a facility for its health service division from David B. Slater under a month to month lease.

Advances from officer represent advances made by David Slater and bear interest at a rate 2% higher than bank debt, which is guaranteed personally by Mr. Slater.

NOTE 5 DEBT
-----------

Long-term debt consist of the following:

                                                                                1998             1997
$680,000, with interest at
prime + 2%,  payable in 240 installments of principal
and interest through  June 1998 secured by all business assets.
This note is currently due and payable. The company is in
the process of refinancing.                                                  497,114          525,411
                                                                             =======          =======

NOTE 6 COMMON STOCK WARRANTS
----------------------------

The Company granted 2,409,358 warrants to purchase shares of the company's common stock. These warrants were issued to Mr. and Mrs. David Slater for their assistance and personal guarantees in obtaining financing for the Company and foregoing interest payments on advances they made to the Company.

On January 2, 1998, Mr. and Mrs. Slater exercised all of the applicable warrants, increasing ownership in the Company to 88.1%.