Form 10-Q
period 1998-12-31
FIRST MUTUAL INC
filed 1999-09-21
CIK 69280

                      SECURITIES AND  EXCHANGE COMMISSION
                            WASHINGTON , D.C. 20549

                                   FORM 10 Q

Quarterly Report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act  Of  1934

For the Quarter Ended December 31, 1998


Commission File Number 0-4328

                              FIRST MUTUAL , INC.
                      (formerly MUTUAL ENTERPRISES, INC.)

DELAWARE            04-2434444


140 Gould Street, Needham, MA 02494

Registrant's Telephone number including area code: (781) 453-2606

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

Yes [X]  No [_]


As of December 31, 1998 there were 3,479,567 shares of common stock (par value $.10 per share) of the Company issued including 63,951 shares in the treasury of the Company.

On December 31, 1998, there was no available market price for the shares of common stock of the registrant.

Part I. Financial Information
Item I. Condensed Consolidated Financial Statements


First Mutual, Inc.
Consolidated Balance Sheets
(unaudited)

                                     December 31,   September 30,
                                         1998            1998
                                         ----            ----
          ASSETS
Current assets:
 Cash                                 $ 49,539        $139,634
Accounts receivable                    289,824         103,426
Due from officer and affiliate          68,120               0
Prepaid expenses and other
current assets                          45,198          16,183
                                      --------        --------
  Total current assets                 452,681         259,243
Property and equipment:
 Furniture, fixtures &
  equipment                            112,460         112,460
 Leasehold improvements                 31,660          31,660
                                      --------        --------
  Total property and equipment         144,120         144,120

 Less accumulated depreciation        (118,951)       (118,951)
                                      --------        --------
 Net property and equipment             25,169          25,169

 Net Intangible Assets                  27,379          27,379
                                      --------        --------

  Total assets                         505,229         311,791
                                      ========        ========

          See accompanying notes to consolidated financial statements

First Mutual, Inc.
Consolidated Balance Sheets
(unaudited)

                                             December 31,   September 30,
                                                1998            1998
                                                ----            ----
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt        $   489,782    $   497,114
   Demand loans from officer and affiliate            0         57,457
   Accounts payable and
      accrued expenses                          534,850        356,882
                                            -----------    -----------

      Total current liabilities               1,024,632        911,453

      Total liabilities                       1,024,632        911,453
                                            -----------    -----------

Net capital deficiency:
 Common stock, $.10 par value
    per share authorized 4,000,000
    authorized shares ,
    3,479,567 issued, 3,415,616
    outstanding                                 331,957        331,957
   Additional paid-in capital                 3,644,837      3,644,837
   Accumulated deficit                       (4,459,743)    (4,540,002)
   Treasury stock, 63,951 shares
      of common stock at cost                   (36,454)       (36,454)
                                            -----------    -----------

      Total net capital deficiency             (519,403)      (599,662)
                                            -----------    -----------

      Total liabilities and stockholders'
         equity                                 505,229        311,791
                                            ===========    ===========

          See accompanying notes to consolidated financial statements

First Mutual, Inc.
Statement of Income
(unaudited)

                                          Three months ended
                                              December 31,
                                           ----------------
                                           1998        1997
                                           ----        ----
Revenue:
  Health care services                  $1,138,377   $973,346
                                        ----------   --------
   Total revenue                         1,138,377    973,346
                                        ----------   --------
 Costs and expenses:
  Cost of health care services             877,069    734,613
  Selling, general and administrative      167,061    145,828
                                        ----------   --------
   Total costs:                          1,044,130    880,441

Income from operations                      94,247     92,905
Interest expense, net                       13,988     14,007
                                        ----------   --------
 Net income                             $   80,259   $ 78,898
                                        ==========   ========

Income per share                               .02        .02

Weighted average number
  of shares                              3,415,616  3,415,616

          See accompanying notes to consolidated financial statements

First Mutual, Inc.
Statement of Cash Flows
(unaudited)

                                                                      Three Months ended
                                                            -------------------------------------
                                                            December 31, 1998   December 31, 1997
                                                            -----------------   -----------------
 Cash flows from operating activities:
  Net income (loss)                                             $  80,259            $ 78,898
  Items not affecting cash:
    (Increase) decrease in accounts receivable                   (186,398)             (2,405)
    (Increase) decrease in prepaid and
      other current assets                                        (29,015)             (1,019)
    (Increase) decrease in Due to (from) officer
      and affiliate                                              (125,577)                  0
    Increase (decrease) in  accounts payable
      and accrued expenses                                        177,968             (73,517)
                                                                 --------         -----------

 Net cash provided by operating activities                        (82,763)              1,957
                                                                 --------         -----------

Cash flows from financing activities:
 Increase (Payment) on note payable                                (7,332)             39,678
 Purchases of property and equipment                                    0              (8,819)
                                                                 --------         -----------

 Net cash used for financing activities                            (7,332)             30,859
                                                                 --------         -----------

 Net change in cash                                               (90,095)             32,816


 Cash, beginning of period                                        139,634              47,445
                                                                 --------         -----------

      Cash, end of period                                          49,539              80,261
                                                                 ========         ===========
Cash paid during the year:
        Interest                                                $  13,988            $ 14,007

          See accompanying notes to consolidated financial statements

FIRST MUTUAL, INC.
STATEMENT OF ACCUMULATED DEFICIT
DECEMBER 31,
(Unaudited)

                                         1998         1997
                                         ----         ----
Accumulated Deficit Beginning
     of Period                      $(4,540,002) $(4,718,241)

Net Income                               80,259       79,526
                                    -----------  -----------

Accumulated Deficit End of Period    (4,459,743)  (4,638,715)
                                    ===========  ===========

          See accompanying notes to consolidated financial statements

FIRST MUTUAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by

First Mutual, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-K for the fiscal year ended September 30, 1998.

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


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Consolidated revenues for the quarter ended December 31, 1998 were $1,138,377 resulting in net income of $80,259.

For the quarter ended December 31, 1998, Community Group, Inc. had income from operations of $137,937. The Community Group receives funding from the Commonwealth of Massachusetts that has enabled it to meet its obligations.

ABC Mobile Systems had no activity during quarter ended December 31, 1998

Liquidity and Capital Reserves:

Cash flows in fiscal 1998 were stable. In 1986-1987 the Company experienced a severe cash shortage. Those shortages were met by:

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

PART   II .    OTHER INFORMATION

See Part II of Form 10-K for the year ended September 30, 1997. No significant changes have occurred since that report and no reports on Form 8-K were filed during the quarter ended December 31, 1998.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FIRST MUTUAL, INC.
( Formerly Mutual Enterprises, Incorporated)
(Registrant)


                                               /s/ David B. Slater
                                               ----------------------
DATE: August 23, 1999                          David  B. Slater
                                               Director and Principal
                                               Executive Officer


                                               /s/ Diane M. Fleming
                                               ----------------------
DATE: August 23, 1999                          Diane M. Fleming
                                               Clerk and Director