Form 10-Q
period 1999-03-31
FIRST MUTUAL INC
filed 1999-09-21
CIK 69280

                      SECURITIES AND  EXCHANGE COMMISSION
                            WASHINGTON , D.C. 20549

                                   FORM 10 Q

Quarterly Report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act Of 1934

For the Quarter Ended March 31, 1999

Commission File Number 0-4328

                              FIRST MUTUAL, INC.
                      (formerly MUTUAL ENTERPRISES, INC.)

DELAWARE        04-2434444


140 Gould Street, Needham,  MA 02494

Registrant's Telephone number including area code:  (781) 453 - 2606

Securities registered pursuant to Section 12(g)  of the Act:

Common stock $.10 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes_____   No  X
                                                   -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10Q or any amendments to this Form 10Q.

Yes   X    No____
    -----

As of March 31, 1999 there were 3,479,567 shares of common stock of the Company issued including 63,951 shares in the treasury of the Company.

On March 31, 1999, there was no available market price for the shares of common stock of the registrant.

Part I. Financial Information
Item I. Condensed Consolidated Financial Statements


First Mutual, Inc.
Consolidated Balance Sheets
(unaudited)

ASSETS                                       March 31,     September 30,
                                               1999            1998
Current assets:
 Cash                                         189,942         139,634
 Accounts receivable                           17,938         103,426
 Prepaid expenses and other
 current assets                                 7,948          16,183
 Demand Loans to officer and affiliate         14,053               0
                                             --------        --------
  Total current assets                        229,881         259,243

Property and equipment:
 Furniture, fixtures &
   equipment                                  128,644         112,460
 Leasehold improvements                        31,660          31,660
                                             --------        --------

Total property and equipment                  160,304         144,120

 Less accumulated depreciation               (118,951)       (118,951)
                                             --------        --------

Net Property and equipment                     41,353          25,169
                                             --------        --------

Net Intangible Assets                          27,379          27,379

  Total assets                                298,613         311,791
                                             ========        ========

See accompanying notes to consolidated financial statements

First Mutual, Inc.
Consolidated Balance Sheets
(unaudited)

LIABILITIES AND STOCKHOLDERS'                  March 31,   September 30,
  EQUITY                                         1999          1998


Current liabilities:
 Current portion of long-term debt              482,449        497,114
 Demand loans from officer and affiliate              0         57,457
 Accounts payable and
   accrued expenses                             332,541        356,882
                                             ----------     ----------

 Total current liabilities                      814,990        911,453
                                             ----------     ----------

  Total liabilities                             814,990        911,453
                                             ----------     ----------

Net capital deficiency:
 Common stock, $.10 par value
   per share authorized 4,000,000
   shares issued 3,479,567  Outstanding
   3,415,616
                                                331,957       331,957

 Additional paid-in capital                   3,644,837      3,644,837
 Accumulated deficit                         (4,456,717)    (4,540,002)
 Treasury stock, 63,951 shares
   of common stock at cost                      (36,454)       (36,454)
                                             ----------     ----------

   Total net capital deficiency                (516,377)      (599,662)
                                             ----------     ----------

  Total liabilities and stockholders'
    equity                                      298,613        311,791
                                             ==========     ==========

See accompanying notes to consolidated financial statements

First Mutual, Inc.
Statement of Income
(unaudited)

                                          Three months ended          Six Months ended
                                                 March,                      March,
                                          1999         1998           1999        1998
                                          ----         ----           ----        ----
Revenue:
  Health care services                   1,194,251   1,101,704      2,332,628   2,075,050
                                         ---------   ---------      ---------   ---------
   Total revenue                         1,194,251   1,101,704      2,332,628   2,075,050
                                         ---------   ---------      ---------   ---------
 Costs and expenses:
  Cost of health care services             904,431     816,873      1,781,500   1,551,486
  Selling, general and administrative      272,865     172,803        439,926     318,631
                                         ---------   ---------      ---------   ---------
   Total costs:                          1,177,296     989,676      2,221,426   1,870,117

Income from operations                      16,955     112,028        111,202     204,933
Interest expense, net                      (13,929)    (13,858)       (27,917)    (27,865)
                                         ---------   ---------      ---------   ---------
 Net income                                  3,026      98,170         83,285     177,068
                                         =========   =========      =========   =========

Income per share                               .00          03            .02         .05

Weighted average number
  of shares                              3,415,616   3,415,616      3,415,616   3,415,616

See accompanying notes to consolidated financial statements

First Mutual, Inc.
Statement of Cash Flows
(unaudited)

                                                            Six Months ended
                                                    March 31, 1999       March 31, 1998
                                                    --------------       ----------------
Cash flows from operating activities:
 Net income (loss)                                        83,285                  177,068
 Items not affecting cash:
(Increase) decrease in accounts receivable                85,488                  (52,806)
   (Increase) decrease in prepaid and
   other current assets                                    8,235                     (497)
(Increase) decrease in Due to (from)
officer and affiliate                                    (71,510)                       0
Increase (decrease) in  accounts payable
      and accrued expenses                               (24,341)                  17,094
                                                        --------                ---------

 Net cash provided by operating activities                81,157                  140,859
                                                        --------                ---------

Cash flows from financing activities:
  Payment on note payable                                (14,665)                  34,405
  Purchases of property and equipment                    (16,184)                 (13,148)
                                                        --------                ---------

Net cash used for financing activities                   (30,849)                  21,257
                                                        --------                ---------

Net change in cash                                        50,308                  162,116

Cash, beginning of period                                139,634                   47,445
                                                        --------                ---------

   Cash, end of period                                   189,942                  209,561
                                                        ========                =========

Cash paid during the year:
  Interest                                                13,926                   30,481

See accompanying notes to consolidated financial statements

FIRST MUTUAL, INC.
STATEMENT OF ACCUMULATED DEFICIT
MARCH 31,
(Unaudited)

                                          1999           1998
                                          -------------------

Accumulated Deficit Beginning
     of Period                         (4,540,002)     (4,717,612)

Net Income                                 83,285         177,610
                                       ----------      ----------
Accumulated Deficit End of Period      (4,456,717)     (4,540,002)
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


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Consolidated revenues for the quarter ended March 31, 1999 were $1,194,251 resulting in net income of $3,026.

For the quarter ended March 31, 1999, Community Group, Inc. had income from operations of $122,714. The Community Group receives funding from the Commonwealth of Massachusetts that has enabled it to meet its obligations.

ABC Mobile Systems had no activity during the quarter ended March 31, 1999

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


PART II.  OTHER INFORMATION

See Part II of Form 10-K for the year ended September 30, 1998. No significant changes have occurred since that report and no reports on Form 8-K were filed during the quarter ended March 31, 1999.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FIRST MUTUAL, INC.
( Formerly Mutual Enterprises, Incorporated)
(Registrant)


                                        /s/ David B. Slater
                                        ___________________
DATE: August 23, 1999                   David  B. Slater
                                        Director and Principal
                                        Executive Officer


                                        /s/ Diane M. Fleming
                                        ___________________
DATE: August 23, 1999                   Diane M. Fleming
                                        Clerk and Director